Form 10-Q
period 2024-09-30
HESS CORP
filed 2024-11-06
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At September 30, 2024, there were 308,118,241 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2024	December 31, 2023

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,864	$1,688
Accounts receivable:
From contracts with customers	1,150	1,180
Joint venture and other	189	150
Inventories	397	304
Other current assets	107	108
Total current assets	3,707	3,430
Property, plant and equipment:
Total — at cost	39,432	36,771
Less: Reserves for depreciation, depletion, amortization and lease impairment	20,469	19,339
Property, plant and equipment — net	18,963	17,432
Operating lease right-of-use assets — net	674	720
Finance lease right-of-use assets — net	95	108
Goodwill	360	360
Deferred income taxes	607	320
Post-retirement benefit assets	634	685
Other assets	1,193	952
Total Assets	$26,233	$24,007
Liabilities
Current Liabilities:
Accounts payable	$391	$402
Accrued liabilities	2,119	2,102
Taxes payable	88	85
Current portion of long-term debt	20	311
Current portion of operating and finance lease obligations	322	370
Total current liabilities	2,940	3,270
Long-term debt	8,576	8,302
Long-term operating lease obligations	454	459
Long-term finance lease obligations	138	156
Deferred income taxes	739	608
Asset retirement obligations	1,335	1,186
Other liabilities and deferred credits	449	424
Total Liabilities	14,631	14,405
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 308,118,241 shares (2023: 307,158,272)	308	307
Capital in excess of par value	6,587	6,495
Retained earnings	4,115	2,318
Accumulated other comprehensive income (loss)	(189)	(134)
Total Hess Corporation stockholders’ equity	10,821	8,986
Noncontrolling interests	781	616
Total Equity	11,602	9,602
Total Liabilities and Equity	$26,233	$24,007
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,191	$2,800	$9,702	$7,500
Gains on asset sales, net	1	2	1	2
Other, net	5	35	90	108
Total revenues and non-operating income	3,197	2,837	9,793	7,610
Costs and Expenses
Marketing, including purchased oil and gas	713	696	1,967	1,846
Operating costs and expenses	527	467	1,429	1,303
Production and severance taxes	61	61	181	155
Exploration expenses, including dry holes and lease impairment	44	65	187	230
General and administrative expenses	118	115	357	359
Interest expense	100	117	319	362
Depreciation, depletion and amortization	638	499	1,795	1,487
Impairment	132	—	132	82
Total costs and expenses	2,333	2,020	6,367	5,824
Income Before Income Taxes	864	817	3,426	1,786
Provision for income taxes	270	215	914	551
Net Income	594	602	2,512	1,235
Less: Net income attributable to noncontrolling interests	96	98	285	266
Net Income Attributable to Hess Corporation	$498	$504	$2,227	$969

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.62	$1.65	$7.26	$3.17
Diluted	$1.62	$1.64	$7.23	$3.15
Weighted Average Number of Common Shares Outstanding:
Basic	306.9	306.1	306.7	305.8
Diluted	308.3	307.7	308.2	307.5
Common Stock Dividends Per Share	$0.5000	$0.4375	$1.3750	$1.3125
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Net Income	$594	$602	$2,512	$1,235
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	52	—	138
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—	—
Net effect of hedge (gains) losses reclassified to income	—	52	—	138
Change in fair value of cash flow hedges	—	(97)	—	(187)
Income taxes on change in fair value of cash flow hedges	—	—	—	—
Net change in fair value of cash flow hedges	—	(97)	—	(187)
Change in derivatives designated as cash flow hedges, after taxes	—	(45)	—	(49)
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(42)	—	(67)	(13)
Income taxes on actuarial changes in plan liabilities	10	—	10	—
(Increase) reduction in unrecognized actuarial losses, net	(32)	—	(57)	(13)
Amortization of net actuarial losses	2	—	3	1
Income taxes on amortization of net actuarial losses	(1)	—	(1)	—
Net effect of amortization of net actuarial losses	1	—	2	1
Change in pension and other postretirement plans, after taxes	(31)	—	(55)	(12)
Other Comprehensive Income (Loss)	(31)	(45)	(55)	(61)
Comprehensive Income	563	557	2,457	1,174
Less: Comprehensive income attributable to noncontrolling interests	96	98	285	266
Comprehensive Income Attributable to Hess Corporation	$467	$459	$2,172	$908
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Cash Flows From Operating Activities
Net income	$2,512	$1,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) losses on asset sales, net	(1)	(2)
Depreciation, depletion and amortization	1,795	1,487
Impairment	132	82
Exploratory dry hole costs	67	97
Exploration lease impairment	16	24
Pension prior service cost	35	—
Stock compensation expense	79	69
Noncash (gains) losses on commodity derivatives, net	—	104
Provision for deferred income taxes and other tax accruals	197	159
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9)	(455)
(Increase) decrease in inventories	(93)	(116)
Increase (decrease) in accounts payable and accrued liabilities	2	208
Increase (decrease) in taxes payable	3	62
Changes in other operating assets and liabilities	(447)	(356)
Net cash provided by (used in) operating activities	4,288	2,598
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(2,979)	(2,504)
Additions to property, plant and equipment - Midstream	(211)	(160)
Proceeds from asset sales, net of cash sold	1	3
Other, net	(7)	(5)
Net cash provided by (used in) investing activities	(3,196)	(2,666)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(310)	258
Debt with maturities of greater than 90 days:
Borrowings	600	—
Repayments	(308)	—
Cash dividends paid	(425)	(405)
Common stock acquired and retired	—	(20)
Proceeds from sale of Class A shares of Hess Midstream LP	—	167
Noncontrolling interests, net	(459)	(399)
Employee stock options exercised	13	10
Payments on finance lease obligations	(8)	(7)
Other, net	(19)	(4)
Net cash provided by (used in) financing activities	(916)	(400)
Net Increase (Decrease) in Cash and Cash Equivalents	176	(468)
Cash and Cash Equivalents at Beginning of Year	1,688	2,486
Cash and Cash Equivalents at End of Period	$1,864	$2,018
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended September 30, 2024
Balance at July 1, 2024	$308	$6,566	$3,771	$(158)	$10,487	$714	$11,201
Net income	—	—	498	—	498	96	594
Other comprehensive income (loss)	—	—	—	(31)	(31)	—	(31)
Share-based compensation	—	21	—	—	21	—	21
Dividends on common stock	—	—	(154)	—	(154)	—	(154)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	115	115
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(52)	(52)
Noncontrolling interests, net	—	—	—	—	—	(92)	(92)
Balance at September 30, 2024	$308	$6,587	$4,115	$(189)	$10,821	$781	$11,602
For the Three Months Ended September 30, 2023
Balance at July 1, 2023	$307	$6,442	$1,670	$(147)	$8,272	$630	$8,902
Net income	—	—	504	—	504	98	602
Other comprehensive income (loss)	—	—	—	(45)	(45)	—	(45)
Share-based compensation	—	23	—	—	23	—	23
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	82	82
Repurchase of Class B units of Hess Midstream Operations LP	—	12	—	—	12	(56)	(44)
Noncontrolling interests, net	—	—	—	—	—	(86)	(86)
Balance at September 30, 2023	$307	$6,477	$2,039	$(192)	$8,631	$668	$9,299
For the Nine Months Ended September 30, 2024
Balance at January 1, 2024	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
Net income	—	—	2,227	—	2,227	285	2,512
Other comprehensive income (loss)	—	—	—	(55)	(55)	—	(55)
Share-based compensation	1	92	(6)	—	87	—	87
Dividends on common stock	—	—	(424)	—	(424)	—	(424)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	309	309
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(157)	(157)
Noncontrolling interests, net	—	—	—	—	—	(272)	(272)
Balance at September 30, 2024	$308	$6,587	$4,115	$(189)	$10,821	$781	$11,602
For the Nine Months Ended September 30, 2023
Balance at January 1, 2023	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	969	—	969	266	1,235
Other comprehensive income (loss)	—	—	—	(61)	(61)	—	(61)
Share-based compensation	1	82	—	—	83	—	83
Dividends on common stock	—	—	(404)	—	(404)	—	(404)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	175	333
Repurchase of Class B units of Hess Midstream Operations LP	—	31	—	—	31	(165)	(134)
Noncontrolling interests, net	—	—	—	—	—	(249)	(249)
Balance at September 30, 2023	$307	$6,477	$2,039	$(192)	$8,631	$668	$9,299

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at September 30, 2024 and December 31, 2023, the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and consolidated cash flows for the nine months ended September 30, 2024 and 2023.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
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
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Merger. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the following three months. We cannot predict the date on which the Merger will be completed because it is subject to conditions beyond our control, including the outcome of the arbitration.
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
 2.  Inventories
Inventories consisted of the following:

	September 30, 2024	December 31, 2023

	(In millions)
Crude oil and natural gas liquids	$78	$72
Materials and supplies	319	232
Total Inventories	$397	$304

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the nine months ended September 30, 2024 (in millions):

Balance at January 1, 2024	$952
Additions to capitalized exploratory well costs pending the determination of proved reserves	203
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(117)
Capitalized exploratory well costs charged to expense	(48)
Balance at September 30, 2024	$990
In the first nine months, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana. Reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Whiptail development project, the sixth sanctioned project on the Stabroek Block. At September 30, 2024, 37 exploration and appraisal wells on the Stabroek Block, with a total cost of $870 million, were capitalized pending determination of proved reserves. Capitalized exploratory well costs charged to expense in the first nine months primarily relate to three exploration wells in the Malaysia/Thailand Joint Development Area (JDA) (Hess 50%) in the Gulf of Thailand. In the second quarter of 2024, the regulator provided notification that the current production sharing contract (PSC) for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029. There is no plan to develop these discoveries prior to the expiration of the existing PSC. The preceding table excludes well costs of $19 million that were incurred and expensed during the first nine months of 2024.
At September 30, 2024, exploratory well costs capitalized for greater than one year following completion of drilling of $707 million was comprised of the following:
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
4.  Hess Midstream LP
At September 30, 2024, Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,660 million (December 31, 2023: $3,385 million) that are on a non-recourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $10 million (December 31, 2023: $5 million), property, plant and equipment with a carrying value of $3,292 million (December 31, 2023: $3,229 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant with a carrying value of $89 million (December 31, 2023: $90 million). At September 30, 2024, we have an approximate 38% consolidated ownership interest in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three and nine months ended September 30, 2024 were $9 million and $24 million, respectively, compared with $7 million and $18 million for the three and nine months ended September 30, 2023, respectively.
During the first nine months of 2024, Hess Midstream LP completed three underwritten public equity offerings of an aggregate of 35.7 million Hess Midstream LP Class A shares held by an affiliate of Global Infrastructure Partners (GIP). Hess Corporation did not receive any proceeds from these public equity offerings. As these transactions did not result in a change in Hess Corporation’s ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
changes to ownership interests. However, these transactions, in aggregate, resulted in an increase in Noncontrolling interests and deferred tax assets of $309 million resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
During the first nine months of 2024, HESM Opco repurchased an aggregate of approximately 8.4 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for total proceeds of $300 million. The repurchases were financed using borrowings under HESM Opco’s revolving credit facility and cash on hand. As Hess Corporation participated in these repurchases only to the extent necessary to maintain its current ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, the repurchases, in aggregate, resulted in an increase in deferred tax assets and Noncontrolling interests of $30 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $187 million reduced Noncontrolling interests.
During the first nine months of 2023, Hess Midstream LP completed two underwritten public equity offerings of an aggregate of 24.3 million Hess Midstream LP Class A shares. Hess Corporation received net proceeds of $167 million from the first public offering in May 2023, but did not participate or receive any proceeds from the second public offering in August 2023. The transactions, in aggregate, resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $175 million, respectively. The increase to Noncontrolling interests of $175 million is comprised of $9 million resulting from changes to ownership interests due to the first public offering in May 2023, and $166 million from an increase to deferred tax assets resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
During the first nine months of 2023, HESM Opco repurchased an aggregate of approximately 10.3 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for total proceeds of $300 million. The repurchases were financed using borrowings under HESM Opco’s revolving credit facility. The repurchases, in aggregate, resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $31 million due to changes in ownership interests, and an increase in deferred tax assets and Noncontrolling interests of $16 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $150 million reduced Noncontrolling interests.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	September 30, 2024	December 31, 2023

	(In millions)
Accrued operating and marketing expenditures	$769	$593
Accrued capital expenditures	762	670
Accrued payments to royalty and working interest owners	191	178
Accrued compensation and benefits	145	193
Accrued interest on debt	123	144
Current portion of asset retirement obligations	103	160
Other accruals	26	164
Total Accrued Liabilities	$2,119	$2,102
6. Debt
In May 2024, HESM Opco issued $600 million in aggregate principal amount of 6.500% fixed-rate senior unsecured notes due in 2029 in a private offering. At the time of issuance, the proceeds were primarily used to reduce indebtedness outstanding under HESM Opco’s revolving credit facility. The indenture for the 6.500% fixed-rate senior unsecured notes contains covenants that are substantially similar to the covenants contained in the indentures for the other existing HESM Opco fixed-rate senior unsecured notes.
In July 2024, we repaid the outstanding $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production				Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	E&P Total

Three Months Ended September 30, 2024
Sales of net production volumes:
Crude oil revenue	$839	$1,279	$32	$2,150	$—	$—	$2,150
Natural gas liquids revenue	149	—	—	149	—	—	149
Natural gas revenue	34	—	173	207	—	—	207
Sales of purchased oil and gas	651	25	—	676	—	—	676
Third-party services	—	—	—	—	7	—	7
Intercompany revenue	—	—	—	—	371	(371)	—
Total sales (a)	1,673	1,304	205	3,182	378	(371)	3,189
Other operating revenues (b)	1	—	—	1	1	—	2
Total sales and other operating revenues	$1,674	$1,304	$205	$3,183	$379	$(371)	$3,191
Three Months Ended September 30, 2023
Sales of net production volumes:
Crude oil revenue	$861	$896	$36	$1,793	$—	$—	$1,793
Natural gas liquids revenue	133	—	—	133	—	—	133
Natural gas revenue	44	—	223	267	—	—	267
Sales of purchased oil and gas	640	20	—	660	—	—	660
Intercompany revenue	—	—	—	—	361	(361)	—
Total sales (a)	1,678	916	259	2,853	361	(361)	2,853
Other operating revenues (b)	(27)	(17)	(11)	(55)	2	—	(53)
Total sales and other operating revenues	$1,651	$899	$248	$2,798	$363	$(361)	$2,800
Nine Months Ended September 30, 2024
Sales of net production volumes:
Crude oil revenue	$2,448	$4,159	$90	$6,697	$—	$—	$6,697
Natural gas liquids revenue	442	—	—	442	—	—	442
Natural gas revenue	110	—	613	723	—	—	723
Sales of purchased oil and gas	1,732	82	—	1,814	—	—	1,814
Third-party services	—	—	—	—	18	—	18
Intercompany revenue	—	—	—	—	1,079	(1,079)	—
Total sales (a)	4,732	4,241	703	9,676	1,097	(1,079)	9,694
Other operating revenues (b)	5	—	—	5	3	—	8
Total sales and other operating revenues	$4,737	$4,241	$703	$9,681	$1,100	$(1,079)	$9,702
Nine Months Ended September 30, 2023
Sales of net production volumes:
Crude oil revenue	$2,240	$2,508	$89	$4,837	$—	$—	$4,837
Natural gas liquids revenue	386	—	—	386	—	—	386
Natural gas revenue	136	—	585	721	—	—	721
Sales of purchased oil and gas	1,636	52	—	1,688	—	—	1,688
Intercompany revenue	—	—	—	—	986	(986)	—
Total sales (a)	4,398	2,560	674	7,632	986	(986)	7,632
Other operating revenues (b)	(83)	(44)	(11)	(138)	6	—	(132)
Total sales and other operating revenues	$4,315	$2,516	$663	$7,494	$992	$(986)	$7,500
(a)Guyana crude oil revenue includes $180 million and $646 million of revenue from non-customers for the three and nine months ended September 30, 2024, respectively, compared to $112 million and $308 million for the three and nine months ended September 30, 2023, respectively.
(b)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of nil for the three and nine months ended September 30, 2024, compared to losses of $(52) million and $(138) million for the three and nine months ended September 30, 2023, respectively.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
There have been no significant changes to contracts with customers or the composition thereof during the nine months ended September 30, 2024.  Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, natural gas liquids, or natural gas. At September 30, 2024 and December 31, 2023, there were no contract assets or liabilities.
8. Impairment
In the third quarter of 2024, we recorded a pre-tax charge of $92 million ($92 million after income taxes) to fully impair the net book value of our interests in Conger, a mature field in the Gulf of Mexico, due to a mechanical issue on one of the main producing wells. Significant inputs used in determining future net cash flows include future prices, estimated expenditures to remedy the mechanical issue, and projected production volumes using risk adjusted oil and gas reserves. Future pricing assumptions were based on forward strip crude oil prices as of September 30, 2024 to the end of field life. Estimated expenditures to remedy the mechanical issue reflect the use of a deepwater drilling rig, and the nature and scope of the work required to return the well to production. A pre-tax charge of $40 million ($38 million after income taxes) was also recorded in the third quarter of 2024 resulting from revisions to our estimated abandonment liabilities for uneconomic properties, primarily in the Gulf of Mexico.
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
9. Retirement Plans
Components of net periodic benefit cost (income) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Service cost	$11	$9	$32	$28
Interest cost (a)	25	25	71	75
Expected return on plan assets (a)	(41)	(39)	(117)	(118)
Amortization of unrecognized net actuarial losses (a)	2	—	3	1
Prior service cost (a)	35	—	35	—
Net periodic benefit cost (income)	$32	$(5)	$24	$(14)
(a)  These other components of net periodic benefit cost (income), are included in Other, net in the Statement of Consolidated Income, and total $21 million and $(8) million for the three and nine months ended September 30, 2024, compared with $(14) million and $(42) million for the three and nine months ended September 30, 2023.
In September 2024, the board of trustees for our U.K. pension plan purchased a bulk annuity policy from an insurer for £361 million covering all benefits payable under the plan. The bulk annuity policy is an asset of the plan. The plan retains responsibility for all liabilities associated with member and beneficiary benefits until such time a buy-out transaction is executed with the insurer. Concurrent with the purchase of the bulk annuity policy, the plan was amended to augment benefits for certain members and beneficiaries to equalize the minimum level of pension inflation protection.
Due to the amendments to our U.K. pension plan, the funded status of the plan was remeasured at September 30, 2024, resulting in a total decrease in the funded status of $77 million. The augmentation of benefits generated prior service cost of $35 million, which was recognized immediately in earnings as a component of net periodic benefit cost (income), and the remaining reduction in the funded status of $42 million was recognized as an actuarial loss in Other comprehensive income (loss) and primarily relates to the valuation of the benefit obligation using annuity pricing, and an update to the fair value of plan assets. At September 30, 2024, the funded status of the plan before any applicable taxes was $85 million, representing the excess of the fair value of plan assets over the benefit obligation.
Should a buy-out transaction be executed that settles the entirety of the plan’s benefit obligation, a settlement loss will be recorded to recognize all cumulative net actuarial losses within Accumulated other comprehensive income (loss) associated with the plan. At September 30, 2024, cumulative net actuarial losses associated with the U.K. pension plan were $219 million (pre-tax).

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Net income attributable to Hess Corporation:
Net income	$594	$602	$2,512	$1,235
Less: Net income attributable to noncontrolling interests	96	98	285	266
Net income attributable to Hess Corporation	$498	$504	$2,227	$969
Weighted average number of common shares outstanding:
Basic	306.9	306.1	306.7	305.8
Effect of dilutive securities
Restricted common stock	0.4	0.4	0.4	0.5
Stock options	0.6	0.7	0.6	0.7
Performance share units	0.4	0.5	0.5	0.5
Diluted	308.3	307.7	308.2	307.5
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted common stock	7,794	—	3,147	40,993
Stock options	187,247	189,479	188,268	143,977
Performance share units	—	—	—	—
During the nine months ended September 30, 2024, we granted 739,474 shares of restricted stock (2023: 463,209), no performance share units (2023: 130,272) and no stock options (2023: 189,479).
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
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.  Segment Information
We currently have two operating segments, Exploration and Production and Midstream.  All unallocated costs are reflected under Corporate, Interest and Other.  The following table presents operating segment financial data:

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended September 30, 2024
Sales and other operating revenues	$3,183	$8	$—	$—	$3,191
Intersegment revenues	—	371	—	(371)	—
Total sales and other operating revenues	$3,183	$379	$—	$(371)	$3,191

Net income (loss) attributable to Hess Corporation	$489	$69	$(60)	$—	$498
Depreciation, depletion and amortization	585	52	1	—	638
Impairment	132	—	—	—	132
Provision for income taxes	251	19	—	—	270
Capital expenditures	1,070	96	—	—	1,166
For the Three Months Ended September 30, 2023
Sales and other operating revenues	$2,798	$2	$—	$—	$2,800
Intersegment revenues	—	361	—	(361)	—
Total sales and other operating revenues	$2,798	$363	$—	$(361)	$2,800

Net income (loss) attributable to Hess Corporation	$529	$66	$(91)	$—	$504
Depreciation, depletion and amortization	451	48	—	—	499
Provision for income taxes	203	12	—	—	215
Capital expenditures	948	65	—	—	1,013
For the Nine Months Ended September 30, 2024
Sales and other operating revenues	$9,681	$21	$—	$—	$9,702
Intersegment revenues	—	1,079	—	(1,079)	—
Total sales and other operating revenues	$9,681	$1,100	$—	$(1,079)	$9,702

Net income (loss) attributable to Hess Corporation	$2,251	$202	$(226)	$—	$2,227
Depreciation, depletion and amortization	1,642	152	1	—	1,795
Impairment	132	—	—	—	132
Provision for income taxes	865	49	—	—	914
Capital expenditures	3,078	204	—	—	3,282
For the Nine Months Ended September 30, 2023
Sales and other operating revenues	$7,494	$6	$—	$—	$7,500
Intersegment revenues	—	986	—	(986)	—
Total sales and other operating revenues	$7,494	$992	$—	$(986)	$7,500

Net income (loss) attributable to Hess Corporation	$1,089	$189	$(309)	$—	$969
Depreciation, depletion and amortization	1,344	142	1	—	1,487
Impairment	82	—	—	—	82
Provision for income taxes	525	26	—	—	551
Capital expenditures	2,587	174	—	—	2,761
Corporate, Interest and Other had interest income of $17 million and $52 million for the three and nine months ended September 30, 2024, respectively, compared to $21 million and $62 million for the three and nine months ended September 30, 2023, respectively. Interest income is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Identifiable assets by operating segment were as follows:

	September 30, 2024	December 31, 2023

	(In millions)
Exploration and Production	$19,571	$17,931
Midstream	4,347	3,984
Corporate, Interest and Other	2,315	2,092
Total	$26,233	$24,007
13.  Financial Risk Management Activities
In the normal course of our business, we are exposed to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values. Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Such strategies are subject to certain limitations under the Merger Agreement. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At September 30, 2024, these forward contracts and swaps relate to the British Pound and Malaysian Ringgit. Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	September 30, 2024	December 31, 2023

	(In millions)
Foreign exchange forwards / swaps	$202	$226
Interest rate swaps	$—	$100
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges:  Crude oil hedging contracts decreased Sales and other operating revenues by $52 million and $138 million in the three and nine months ended September 30, 2023, respectively. There were no open crude oil hedging contracts at September 30, 2024 or December 31, 2023, or during the three and nine months ended September 30, 2024.
Interest rate swaps designated as fair value hedges: At December 31, 2023, we had interest rate swaps with gross notional amounts totaling $100 million, which were designated as fair value hedges and relate to debt where we have converted interest payments from fixed to floating rates. These interest rate swaps expired in July 2024. Changes in the fair value of interest rate swaps and the hedged fixed-rate debt are recorded in Interest expense in the Statement of Consolidated Income. The fair value of our interest rate swaps was a liability of $2 million at December 31, 2023.
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were gains of $4 million and $3 million in the three and nine months ended September 30, 2024, respectively, compared with nil in both the three and nine months ended September 30, 2023.  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net losses of $22 million and $17 million in the three and nine months ended September 30, 2024, respectively, compared to net gains of $8 million and $6 million in the three and nine months ended September 30, 2023, respectively. The fair value of our foreign exchange forwards and swaps was a liability of $1 million at September 30, 2024 and a liability of $6 million at December 31, 2023.
Fair Value Measurement:
At September 30, 2024, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,596 million and a fair value of $9,021 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at September 30, 2024 and December 31, 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended September 30, 2024 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.
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
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at September 30, 2024, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Merger. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the following three months. We cannot predict the date on which the Merger will be completed because it is subject to conditions beyond our control, including the outcome of the arbitration.
Third Quarter Results
In the third quarter of 2024, net income was $498 million, compared with $504 million in the third quarter of 2023. Excluding items affecting comparability of earnings between periods detailed on page 23, adjusted net income was $660 million in the third quarter of 2024. The increase in adjusted after-tax earnings in the third quarter of 2024, compared with the prior-year quarter, was primarily due to higher production volumes, partially offset by lower realized selling prices in the third quarter of 2024.
Exploration and Production Results
In the third quarter of 2024, E&P had net income of $489 million, compared with $529 million in the third quarter of 2023. Excluding items affecting comparability of earnings between periods, adjusted net income was $651 million in the third quarter of 2024. Total net production averaged 461,000 barrels of oil equivalent per day (boepd) in the third quarter of 2024, compared with 395,000 boepd in the third quarter of 2023. The average realized crude oil selling price was $77.06 per barrel in the third quarter of 2024, compared with $81.53 per barrel, including the effect of hedging, in the third quarter of 2023. The average realized NGL selling price in the third quarter of 2024 was $20.91 per barrel, compared with $20.17 per barrel in the prior-year quarter, while the average realized natural gas selling price was $3.81 per thousand cubic feet (mcf) in the third quarter of 2024, compared with $4.57 per mcf in the third quarter of 2023.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
The following is an update of our ongoing E&P activities in the third quarter:
•In North Dakota, net production from the Bakken averaged 206,000 boepd for the third quarter of 2024 (2023 Q3: 190,000 boepd), primarily reflecting increased drilling and completion activity. NGL and natural gas volumes received under percentage of proceeds contracts were 22,000 boepd in the third quarter of 2024, compared with 19,000 boepd in the third quarter of 2023. During the third quarter of 2024, we operated four rigs and drilled 32 wells, completed 36 wells, and brought 37 new wells online. We plan to continue operating four drilling rigs in the fourth quarter of 2024. We forecast net production to be in the range of 200,000 boepd to 205,000 boepd in the fourth quarter of 2024, reflecting lower anticipated volumes received under percentage of proceeds contracts.
•In the Gulf of Mexico, net production for the third quarter of 2024 averaged 38,000 boepd (2023 Q3: 28,000 boepd), primarily due to start-up of the Pickerel well (Hess 100%) that achieved first production in late June 2024 as a tieback to the Tubular Bells production facility, partially offset by hurricane-related downtime during the third quarter of 2024. We continue to drill the exploration well at the Vancouver prospect (Hess 40%) located in Green Canyon Block 287, and well results are anticipated in the fourth quarter of 2024.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 170,000 bopd for the third quarter of 2024 (2023 Q3: 108,000 bopd), which included 25,000 bopd of tax barrels (2023 Q3: 14,000 bopd), primarily due to the start-up of the third development on the block, Payara, which commenced production in November 2023. In the third quarter of 2024, we sold 14 cargos of crude oil from Guyana compared with nine cargos in the prior-year quarter. We expect to sell 15 cargos of crude oil in the fourth quarter of 2024. We forecast net production to be in the range of 185,000 bopd to 190,000 bopd in the fourth quarter of 2024, which includes tax barrels of approximately 25,000 bopd, reflecting recovery from planned downtime in the third quarter of 2024.
The fourth development on the block, Yellowtail, was sanctioned in April 2022 with a production capacity of approximately 250,000 gross bopd and first production is expected in 2025. The fifth development, Uaru, was sanctioned in April 2023 with a production capacity of approximately 250,000 gross bopd and first production is expected in 2026. The sixth development, Whiptail, was sanctioned in April 2024 and is expected to add production capacity of approximately 250,000 gross bopd by the end of 2027. The application for the environmental permit for the seventh development, Hammerhead, has been filed with Guyana’s Environmental Protection Agency. Pending government and regulatory approval and project sanctioning, the development is expected to have a production capacity in the range of 120,000 gross bopd to 180,000 gross bopd, with first oil anticipated in 2029.
At the Stabroek Block, the operator is currently drilling the Redmouth-1 exploration well, and well results are anticipated in the fourth quarter of 2024.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 20,000 boepd for the third quarter of 2024 (2023 Q3: 38,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 27,000 boepd for the third quarter of 2024 (2023 Q3: 31,000 boepd). Net production in JDA and Malaysia was lower in the third quarter of 2024 primarily due to planned and unplanned maintenance at JDA and planned maintenance at North Malay Basin.
The following is an update of significant Midstream activities in the third quarter:
•Hess Midstream LP completed an underwritten public equity offering of approximately 12.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offering.
•HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased approximately 2.8 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million of which we received proceeds of $38 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$489	$529	$2,251	$1,089
Midstream	69	66	202	189
Corporate, Interest and Other	(60)	(91)	(226)	(309)
Total	$498	$504	$2,227	$969
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.62	$1.65	$7.26	$3.17
Diluted	$1.62	$1.64	$7.23	$3.15
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(162)	$—	$(214)	$(82)
Midstream	—	—	—	—
Corporate, Interest and Other	—	—	—	—
Total	$(162)	$—	$(214)	$(82)
The items in the table above are explained on page 23.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$498	$504	$2,227	$969
Less: Total items affecting comparability of earnings between periods, after-tax	(162)	—	(214)	(82)
Adjusted Net Income Attributable to Hess Corporation	$660	$504	$2,441	$1,051
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$4,288	$2,598
Changes in operating assets and liabilities	544	657
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$4,832	$3,255

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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$3,183	$2,798	$9,681	$7,494
Gains on asset sales, net	1	—	1	—
Other, net	(17)	12	25	34
Total revenues and non-operating income	3,167	2,810	9,707	7,528
Costs and Expenses
Marketing, including purchased oil and gas	730	719	2,021	1,902
Operating costs and expenses	443	384	1,187	1,091
Production and severance taxes	61	61	181	155
Midstream tariffs	349	332	1,012	917
Exploration expenses, including dry holes and lease impairment	44	65	187	230
General and administrative expenses	83	66	229	193
Depreciation, depletion and amortization	585	451	1,642	1,344
Impairment	132	—	132	82
Total costs and expenses	2,427	2,078	6,591	5,914
Results of Operations Before Income Taxes	740	732	3,116	1,614
Provision for income taxes	251	203	865	525
Net Income Attributable to Hess Corporation	$489	$529	$2,251	$1,089
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  Lower realized selling prices in the third quarter of 2024, compared to the corresponding period in 2023, decreased after-tax earnings by approximately $165 million. Higher realized selling prices in the first nine months of 2024, compared with the corresponding period in 2023, increased after-tax earnings by approximately $155 million.  Average selling prices were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$72.74	$76.06	$73.47	$70.35
Offshore	75.32	78.50	76.77	71.55
Total United States	73.35	76.56	74.13	70.62
Guyana	79.51	86.24	82.18	80.41
Malaysia and JDA	80.24	87.21	81.35	76.84
Worldwide	77.06	81.53	79.14	75.72
Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$72.74	$79.43	$73.47	$73.72
Offshore	75.32	81.86	76.77	74.89
Total United States	73.35	79.92	74.13	73.98
Guyana	79.51	88.06	82.18	81.86
Malaysia and JDA	80.24	87.21	81.35	76.84
Worldwide	77.06	84.07	79.14	78.04
Natural Gas Liquids – Per Barrel
United States
North Dakota	$20.87	$20.17	$21.30	$20.70
Offshore	21.67	20.15	21.08	21.52
Worldwide	20.91	20.17	21.29	20.72
Natural Gas – Per Mcf
United States
North Dakota	$0.97	$1.56	$1.15	$1.73
Offshore	1.65	2.35	1.74	2.12
Total United States	1.07	1.69	1.23	1.81
Malaysia and JDA	6.78	6.32	6.68	5.78
Worldwide	3.81	4.57	4.23	4.26
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the third quarter of 2024 would be $79.08 (2023 Q3: $84.85) per barrel for crude oil (including hedging), $79.08 (2023 Q3: $87.39) per barrel for crude oil (excluding hedging), $21.04 (2023 Q3: $20.47) per barrel for NGLs and $3.93 (2023 Q3: $4.72) per mcf for natural gas. Excluding these fees worldwide selling prices for the first nine months of 2024 would be $81.75 (2023: $79.09) per barrel for crude oil (including hedging), $81.75 (2023: $81.41) per barrel for crude oil (excluding hedging), $21.38 (2023: $21.03) per barrel for NGLs and $4.35 (2023: $4.40) per mcf for natural gas.
There were no crude oil hedging activities in the first nine months of 2024. Crude oil hedging activities were a net loss of $52 million and $138 million before and after income taxes in the third quarter and first nine months of 2023, respectively.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	91	87	91	81
Offshore	28	21	23	22
Total United States	119	108	114	103
Guyana	170	108	183	110
Malaysia and JDA	4	5	5	4
Total	293	221	302	217
Natural Gas Liquids – Barrels
United States
North Dakota	75	70	73	66
Offshore	3	1	3	2
Total United States	78	71	76	68
Natural Gas – Mcf
United States
North Dakota	238	195	232	187
Offshore	42	37	37	43
Total United States	280	232	269	230
Malaysia and JDA	258	383	327	370
Total	538	615	596	600
Barrels of Oil Equivalent (a)	461	395	477	385

Crude oil and natural gas liquids as a share of total production	80%	74%	79%	74%
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
We forecast total net production to be in the range of 475,000 boepd to 485,000 boepd in the fourth quarter of 2024.
United States:  North Dakota net production was higher in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily reflecting increased drilling and completion activity. Total offshore net production was higher in the third quarter of 2024, compared with the corresponding period in 2023, primarily due to start-up of the Pickerel well (Hess 100%) that achieved first production in late June 2024 as a tieback to the Tubular Bells production facility, partially offset by hurricane-related downtime during the third quarter of 2024.
International:  Net production in Guyana was higher in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily due to the Prosperity FPSO, which commenced production in November 2023, partially offset by planned downtime in the third quarter of 2024. Net production from Guyana included 25,000 bopd and 29,000 bopd of tax barrels in the third quarter and first nine months of 2024, respectively, compared with 14,000 bopd of tax barrels in both the third quarter and first nine months of 2023. Net production in Malaysia and JDA was lower in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily due to planned and unplanned maintenance at JDA and planned maintenance at North Malay Basin during the third quarter of 2024.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Higher sales volumes in the third quarter and first nine months of 2024 increased after-tax earnings by approximately $465 million and $1,510 million, respectively, compared with the corresponding periods in 2023. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Crude oil – barrels	27,185	20,519	81,915	59,420
Natural gas liquids – barrels	7,113	6,500	20,688	18,345
Natural gas – mcf	49,492	56,553	163,389	163,793
Barrels of Oil Equivalent (a)	42,547	36,445	129,835	105,064
Crude oil – barrels per day	295	223	299	218
Natural gas liquids – barrels per day	77	71	76	67
Natural gas – mcf per day	538	615	596	600
Barrels of Oil Equivalent Per Day (a)	462	397	474	385
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was higher in the first nine months of 2024, compared with the corresponding period in 2023, primarily due to higher purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in the third quarter of 2024, compared with the corresponding period in 2023, primarily due to Guyana following the start-up of Payara in November 2023, and increased maintenance activity at North Dakota, and Malaysia and JDA. Cash operating costs increased in the first nine months of 2024, compared with the corresponding period in 2023, primarily due to Guyana following the start-up of Payara in November 2023, increased maintenance activity at North Dakota, and Malaysia and JDA, and higher production and severance taxes in North Dakota due to higher volumes and crude oil prices, partially offset by lower workover costs in the Gulf of Mexico. On a per-unit basis, the decrease in cash operating costs in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense in the third quarter and first nine months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher throughput volumes. We estimate Midstream tariffs expense to be in the range of $360 million to $370 million in the fourth quarter of 2024.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was higher in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily due to higher production volumes from Guyana following the start-up of Payara in November 2023, and Offshore U.S. following start-up of the Pickerel well (Hess 100%) in late June 2024. On a per-unit basis, the increase in DD&A rate in the third quarter of 2024, compared with the corresponding period in 2023, was primarily due to new wells and facilities online in 2024 with a higher DD&A rate.
Unit Costs:  Unit cost per boe information is based on total net production volumes and excludes items affecting comparability of earnings as detailed on page 23.  Actual and forecast unit costs per boe are as follows:

	Actual				Forecast range
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended December 31,
	2024	2023	2024	2023	2024
Cash operating costs	$13.84	$14.04	$12.09	$13.67	$13.50	—	$13.50
DD&A	13.81	12.40	12.57	12.78	14.00	—	14.50
Total Production Unit Costs	$27.65	$26.44	$24.66	$26.45	$27.50	—	$28.00

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Exploratory dry hole costs (a)	$4	$4	$67	$97
Exploration lease impairment (b)	6	11	16	24
Geological and geophysical expense and exploration overhead	34	50	104	109
Total Exploration Expense	$44	$65	$187	$230
(a)Exploratory dry hole costs in the first nine months of 2024 primarily relates to previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods below) and the Trumpetfish-1 exploration well at the Stabroek Block, offshore Guyana. Exploratory dry hole costs in the first nine months of 2023 primarily relates to the Ephesus exploration well, offshore Newfoundland, Canada and the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana.
(b)Exploration lease impairment for the third quarter of 2023 primarily relates to the relinquishment of our participating interest in the Kaieteur Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $50 million to $55 million in the fourth quarter of 2024.
Income Taxes:  E&P income tax expense was $251 million and $865 million in the third quarter and first nine months of 2024, respectively, compared with $203 million and $525 million in the third quarter and first nine months of 2023, respectively. The increase in income tax expense in the third quarter and first nine months 2024, compared with the corresponding periods in 2023, was primarily due to higher income tax expense in Guyana as a result of higher pre-tax income.
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
E&P income tax expense is expected to be in the range of $250 million to $260 million in the fourth quarter of 2024.
Items Affecting Comparability of Earnings Between Periods:
2024:
In the third quarter of 2024, we recognized a pre-tax charge of $92 million ($92 million after income taxes) to fully impair the net book value of our interests in Conger, a mature field in the Gulf of Mexico, due to a mechanical issue on one of the main producing wells, and a pre-tax charge of $40 million ($38 million after income taxes) resulting from revisions to our estimated abandonment liabilities for uneconomic properties, primarily in the Gulf of Mexico (See Note 8, Impairment in the Notes to Consolidated Financial Statements). E&P results also include a pre-tax charge of $35 million ($32 million after income taxes), recorded to Other, net, resulting from amendments to the Corporation’s pension plan in the United Kingdom, associated with the purchase of a bulk annuity policy as part of the ongoing process to settle the plan’s liabilities (See Note 9, Retirement Plans in the Notes to Consolidated Financial Statements).
In the second quarter of 2024, we recognized a pre-tax charge of $48 million ($38 million after income taxes) to write-off previously capitalized exploration wells (See Note 3, Property, Plant and Equipment in the Notes to Consolidated Financial Statements), and a pre-tax charge of $18 million ($14 million after income taxes) related to materials and supplies inventory recorded to Operating costs and expenses, both in the JDA, based on the regulator’s notification that the current production sharing contract (PSC) for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029.
2023:
In the second quarter of 2023, we recognized a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to our estimated abandonment obligations in the West Delta field in the Gulf of Mexico. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021. See Note 8, Impairment in the Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$379	$363	$1,100	$992
Other, net	5	2	12	6
Total revenues and non-operating income	384	365	1,112	998
Costs and Expenses
Operating costs and expenses	89	89	255	225
General and administrative expenses	6	6	17	18
Interest expense	53	46	152	132
Depreciation, depletion and amortization	52	48	152	142
Total costs and expenses	200	189	576	517
Results of Operations Before Income Taxes	184	176	536	481
Provision for income taxes	19	12	49	26
Net Income	165	164	487	455
Less: Net income attributable to noncontrolling interests	96	98	285	266
Net Income Attributable to Hess Corporation	$69	$66	$202	$189
Sales and other operating revenues for the third quarter and first nine months of 2024 increased, compared with the corresponding periods in 2023, primarily due to higher throughput volumes. Operating costs and expenses for the first nine months of 2024 increased, compared with the corresponding period in 2023, as a result of the higher throughput volumes and higher maintenance costs. Interest expense for the third quarter and first nine months of 2024 increased, compared with the corresponding periods in 2023, primarily due to a new $600 million 6.500% fixed-rate senior unsecured note issued during the second quarter of 2024. DD&A expense for the third quarter and first nine months of 2024 increased, compared with the corresponding periods in 2023, primarily due to additional assets placed in service. Provision for income taxes for the third quarter and first nine months of 2024 increased, compared with the corresponding periods in 2023, primarily driven by increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2023 and 2024.
Net income attributable to Hess Corporation from the Midstream segment is estimated to be in the range of $70 million to $75 million in the fourth quarter of 2024.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Corporate and other expenses, net	$13	$20	$59	$79
Interest expense	84	85	257	259
Less: Capitalized interest	(37)	(14)	(90)	(29)
Interest expense, net	47	71	167	230
Corporate, Interest and Other expenses before income taxes	60	91	226	309
Provision for income taxes	—	—	—	—
Net Corporate, Interest and Other expenses after income taxes	$60	$91	$226	$309
Corporate and other expenses, net were lower in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily due to lower legal and professional fees. Interest expense, net was lower in the third quarter and first nine months of 2024, compared with the corresponding periods in 2023, primarily due to higher capitalized interest associated with the Yellowtail, Uaru, and Whiptail development projects in Guyana.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Fourth quarter 2024 corporate and other expenses, net are expected to be approximately $25 million, and interest expense, net is expected to be in the range of $40 million to $45 million in the fourth quarter of 2024.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	September 30, 2024	December 31, 2023

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,864	$1,688
Current portion of long-term debt	20	311
Total debt (b)	8,596	8,613
Total equity	11,602	9,602
Debt to capitalization ratio for debt covenants (c)	28.9%	33.6%
(a)Includes $11 million of cash and cash equivalents attributable to our Midstream segment at September 30, 2024 (December 31, 2023: $6 million) of which $10 million is held by Hess Midstream LP at September 30, 2024 (December 31, 2023: $5 million).
(b)Includes $3,490 million of debt outstanding from our Midstream segment at September 30, 2024 (December 31, 2023: $3,211 million) that is non-recourse to Hess Corporation.
(c)Total Consolidated Debt of Hess Corporation (including finance leases and excluding Midstream non-recourse debt) as a percentage of Total Capitalization of Hess Corporation as defined under Hess Corporation’s revolving credit facility financial covenants. Total Capitalization excludes the impact of noncash impairment charges and non-controlling interests.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Net cash provided by (used in):
Operating activities	$4,288	$2,598
Investing activities	(3,196)	(2,666)
Financing activities	(916)	(400)
Net Increase (Decrease) in Cash and Cash Equivalents	$176	$(468)
Operating activities:  Net cash provided by operating activities was $4,288 million in the first nine months of 2024 (2023: $2,598 million), while net cash provided by operating activities before changes in operating assets and liabilities was $4,832 million in the first nine months of 2024 (2023: $3,255 million). Net cash provided by operating activities before changes in operating assets and liabilities increased in the first nine months of 2024, compared with the corresponding period in 2023, primarily due to higher production volumes. During the first nine months of 2024, changes in operating assets and liabilities reduced cash flow from operating activities by $544 million primarily due to payments for abandonment activities, the purchase of REDD+ carbon credits in accordance with our long-term agreement with the Government of Guyana, and a payment in connection with a legal settlement related to our former downstream business, HONX, Inc. Changes in operating assets and liabilities in the first nine months of 2023 reduced cash flow from operating activities by $657 million primarily due to an increase in accounts receivable due to higher crude oil prices, premiums paid for crude oil hedge contracts and payments for abandonment activities.
Investing activities:  Additions to property, plant and equipment of $3,190 million in the first nine months of 2024 were up $526 million, compared with the corresponding period in 2023, primarily due to higher development activities in Guyana, and higher drilling activity in the Gulf of Mexico and the Bakken.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The following table reconciles capital expenditures incurred on an accrual basis to Additions to property, plant and equipment:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Additions to property, plant and equipment - E&P:
Capital expenditures incurred - E&P	$(3,078)	$(2,587)
Increase (decrease) in related liabilities	99	83
Additions to property, plant and equipment - E&P	$(2,979)	$(2,504)
Additions to property, plant and equipment - Midstream:
Capital expenditures incurred - Midstream	$(204)	$(174)
Increase (decrease) in related liabilities	(7)	14
Additions to property, plant and equipment - Midstream	$(211)	$(160)
Financing activities: Common stock dividends paid were $425 million in the first nine months of 2024 (2023: $405 million) reflecting a 14% increase in our third quarter 2024 dividend on common stock. Net borrowings (repayments) of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility. In the first nine months of 2023 the proceeds from the HESM Opco revolving credit facility were used primarily to finance the repurchase of HESM Opco Class B units. Borrowings in the first nine months of 2024 resulted from the issuance by HESM Opco of $600 million of 6.500% fixed-rate senior unsecured notes due in 2029, and the proceeds were primarily used to reduce debt outstanding under HESM Opco’s revolving credit facility. Repayments of debt in the first nine months of 2024 primarily resulted from the $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024. Net cash outflows to noncontrolling interests were $459 million in the first nine months of 2024 (2023: $399 million) which included $187 million paid to GIP (2023: $150 million) for the repurchase by HESM Opco of GIP-owned Class B units. In the first nine months of 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP.
Noncash activities: Operating right-of-use assets recorded in exchange for lease liabilities in the first nine months of 2024 included $162 million related to the exercise of a renewal option for a deepwater drilling rig in the Gulf of Mexico.
Future Capital Requirements and Resources
In July 2024, we repaid the outstanding $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024. In September 2024, we announced a 14% increase in our third quarter 2024 dividend on common stock to $0.50 per share.
At September 30, 2024, we had $1.9 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $5.2 billion. Our E&P capital and exploratory expenditures are forecast to be approximately $4.9 billion for 2024, up from previous guidance of $4.2 billion reflecting the decision to accelerate the purchase of the Liza Destiny and Prosperity FPSOs to the fourth quarter of 2024 instead of in 2025. In 2025, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at September 30, 2024 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024 for a discussion of risks related to the Merger.

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at September 30, 2024:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	75	—	8	8	67
Uncommitted lines	Various (a)	65	—	65	65	—
Total - Hess Corporation		$3,390	$—	$73	$73	$3,317
Midstream
Revolving credit facility (b)	July 2027	$1,000	$30	$—	$30	$970
Total - Midstream		$1,000	$30	$—	$30	$970
(a)Committed and uncommitted lines have expiration dates through 2025.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of September 30, 2024, Hess Corporation was in compliance with these financial covenants.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
At September 30, 2024, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at September 30, 2024. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At September 30, 2024, borrowings of $30 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $390 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings:
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At September 30, 2024, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At September 30, 2024, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.

PART I - FINANCIAL INFORMATION (CONT'D.)
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Risk Management Activities, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $202 million at September 30, 2024 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million at September 30, 2024.
At September 30, 2024, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,596 million and a fair value of $9,021 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $390 million or $415 million, respectively, at September 30, 2024.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference herein, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Words such as “anticipate,” “estimate,” “expect,” “forecast,” “guidance,” “could,” “may,” “should,” “would,” “believe,” “intend,” “project,” “plan,” “predict,” “will,” “target” and similar expressions identify forward-looking statements, which are not historical in nature. Our forward-looking statements may include, without limitation: our future financial and operational results; our business strategy; estimates of our crude oil and natural gas reserves and levels of production; benchmark prices of crude oil, natural gas liquids and natural gas and our associated realized price differentials; our projected budget and capital and exploratory expenditures; expected timing and completion of our development projects; information about sustainability goals and targets and planned social, safety and environmental policies, programs and initiatives; future economic and market conditions in the oil and gas industry; and expected benefits, timing and completion of the proposed Merger with Chevron.
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
•Chevron’s ability to integrate Hess’ operations in a successful manner and in the expected time period following consummation of the Merger;
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
•the receipt of required Chevron Board of Directors’ authorizations to implement capital allocation strategies, including future dividend payments;
•uncertainties as to whether the potential transaction will be consummated on the anticipated timing or at all, or if consummated, will achieve its anticipated economic benefits, including as a result of risks associated with third party contracts containing material consent, anti-assignment, transfer, other provisions that may be related to the potential transaction which are not waived or otherwise satisfactorily resolved, or changes in commodity prices;
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of September 30, 2024.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Merger
Stockholder Suits
In connection with the Merger Agreement, two lawsuits were filed challenging the sufficiency of the disclosures made in connection therewith. First, a complaint was filed in federal court as an individual action. The complaint is captioned as Globokar v. Hess Corporation, et al., 24-cv-01723 (filed March 6, 2024 in the Southern District of New York). It alleged, among other things, that the preliminary proxy statement filed on February 26, 2024 in connection with the Merger Agreement misrepresented and/or omitted certain purportedly material information and sought, among other things an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement. Second, a putative class-action complaint was filed in the Delaware Court of Chancery under the caption Assad v. Hess Corporation, et al., C.A. No. 2024-0468-NAC (filed May 2, 2024). It alleged that Hess Board of Directors breached its fiduciary duties by failing to disclose purportedly material information in the definitive proxy statement filed on April 26, 2024 and sought, among other things an injunction enjoining the consummation of the Merger and the other transactions contemplated by the Merger Agreement (including a preliminary injunction against the closing of the transaction) unless and until the allegedly omitted material information was disclosed.
In addition to these lawsuits, several purported stockholders of Hess sent demand letters alleging similar deficiencies regarding the disclosures made in the proxy statement.
In order to avoid the risk that the lawsuits or demand letters delay or otherwise adversely affect the Merger, and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Hess provided supplemental disclosures to the definitive proxy statement filed in connection with the Merger Agreement in Hess’s Current Report on Form 8-K, filed with the SEC on May 21, 2024. On May 31, 2024, the individual plaintiff in the above-captioned Assad v. Hess Corporation, et al., C.A. No. 2024-0468-NAC filed a notice voluntarily dismissing the action without prejudice. On June 5, 2024, the individual plaintiff in the above-captioned Globokar v. Hess Corporation, et al., 24-cv-01723, filed a notice voluntarily dismissing the action without prejudice and the matter has been dismissed.
Hess believes that these matters are without merit and intends to defend against demands or filed actions relating to the Merger. If additional similar complaints are filed or demands sent, Hess will not necessarily disclose such additional filings or demands. Hess cannot predict the outcomes of these matters.
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

PART II - OTHER INFORMATION (CONT'D.)
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
Item 2. Share Repurchase Activities.
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during the three months ended September 30, 2024. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Item 5. Other Information.
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D.)
Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: November 6, 2024