Form 10-K
period 2024-12-31
HESS CORP
filed 2025-02-27
CIK 4447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $41,004,000,000, computed using the outstanding Common Stock and closing market price on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter.
At January 31, 2025, there were 308,291,660 shares of Common Stock outstanding.
Part III is incorporated by reference from the Proxy Statement for the 2025 annual meeting of stockholders.

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
•rating agency actions and Chevron’s and Hess’ ability to access short and long-term debt markets on a timely and affordable basis; and
•other factors described in Item 1A–Risk Factors in this Annual Report on Form 10-K and any additional risks described in our other filings with the Securities and Exchange Commission.
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
ESG – Environmental Social and Governance.
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
Gulf of America – Previously presented as Gulf of Mexico.
ICE – Integrity critical equipment.
IEA – International Energy Agency.
JOA – Joint operating agreement.
LM4 – Little Missouri 4 Gas Plant.
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
PSC – Production Sharing Contract. An agreement between a host government and the owners (or co-owners) of a well or field regarding the percentage of production each party will receive after the parties have recovered a specified amount of capital and operational expenses.
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
WWC – Wild Well Control.

PART I
Items 1 and 2.  Business and Properties
Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of America, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three FPSOs producing, and plan to have eight FPSOs producing by the end of 2030 with an aggregate expected production capacity of approximately 1.7 million gross bopd. The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2024, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota. See Midstream on page 13.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Merger. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the third quarter. We cannot predict the date on which the Merger will be completed because it is subject to conditions beyond our control, including the outcome of the arbitration. See Item 1A. Risk Factors for a discussion of risks related to the Merger.
Exploration and Production
Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, and exclude escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2024 were $74.88 per barrel for West Texas Intermediate (WTI) (2023: $78.10) and $78.81 per barrel for Brent (2023: $82.51).  Our total proved developed and undeveloped reserves at December 31 were as follows:

	Crude Oil & Condensate		Natural Gas Liquids		Natural Gas		Total
	2024	2023	2024	2023	2024	2023	2024	2023

	(Millions of bbls)		(Millions of bbls)		(Millions of mcf)		(Millions of boe)
Developed
United States	258	265	191	173	727	656	570	547
Guyana	209	201	—	—	88	71	224	213
Malaysia and JDA	2	3	—	—	208	288	37	51
	469	469	191	173	1,023	1,015	831	811
Undeveloped
United States	194	204	101	89	379	336	358	349
Guyana	228	186	—	—	119	114	248	205
Malaysia and JDA	—	—	—	—	7	27	1	5
	422	390	101	89	505	477	607	559
Total
United States	452	469	292	262	1,106	992	928	896
Guyana	437	387	—	—	207	185	472	418
Malaysia and JDA	2	3	—	—	215	315	38	56
	891	859	292	262	1,528	1,492	1,438	1,370

Proved undeveloped reserves were 42% of our total proved reserves at December 31, 2024 on a boe basis (2023: 41%).  Proved reserves held under PSCs totaled 49% of our crude oil reserves and 28% of our natural gas reserves at December 31, 2024 (2023: 45% and 34%, respectively).
For additional information regarding our proved oil and gas reserves, see the Supplementary Oil and Gas Data to the Consolidated Financial Statements presented on pages 93 through 102.
Production
Worldwide crude oil, NGL, and natural gas net production was as follows:

	2024	2023	2022

Crude oil – Thousands of barrels
United States
North Dakota	33,414	30,271	27,238
Offshore	8,236	8,111	7,995
Total United States	41,650	38,382	35,233
Guyana	68,136	41,831	28,526
Malaysia and JDA	1,733	1,728	1,393
Other (a)	—	—	5,524
Total	111,519	81,941	70,676

Natural gas liquids – Thousands of barrels
United States
North Dakota	27,089	24,634	19,488
Offshore	909	550	681
Total United States	27,998	25,184	20,169

Natural gas – Thousands of mcf
United States
North Dakota	84,757	69,781	56,903
Offshore	12,922	15,565	16,024
Total United States	97,679	85,346	72,927
Malaysia and JDA	121,594	134,404	131,509
Other (a)	—	—	3,565
Total	219,273	219,750	208,001

Total Barrels of Oil Equivalent (in millions) (a)	176.1	143.8	125.5
(a)Other includes our interests in Libya (sold in November 2022). Net production from Libya was 6.1 million boe for 2022.
E&P Operations
At December 31, 2024, our significant E&P assets included the following:
United States
Our production in the U.S. was from the Bakken shale play in the Williston Basin of North Dakota (Bakken) and from offshore properties in the Gulf of America.
North Dakota:
Bakken:  At December 31, 2024, we held approximately 463,000 net acres in the Bakken.  Net production averaged 204,000 boepd in 2024.  During 2024 we operated four rigs and drilled 136 wells and brought 131 new wells online, bringing the total operated production wells to 1,864 at December 31, 2024. During 2025, we plan to continue operating four drilling rigs.
Offshore:
Gulf of America:  At December 31, 2024, we held approximately 46,000 net developed acres, with our production operations principally at the Baldpate (Hess 50%), Conger (Hess 38%), Llano (Hess 50%), Penn State (Hess 50%), Stampede (Hess 25%) and Tubular Bells (Hess 57%) Fields.  At December 31, 2024, we held approximately 304,000 net undeveloped acres, of which leases covering approximately 75,000 net acres are due to expire in the next three years. In March 2024, we were awarded 20 leases in the U.S. Department of Interior’s Lease Sale 261. The Pickerel-1 oil discovery (Hess 100%) located in Mississippi Canyon Block 727 achieved first production in June 2024 as a tieback to the Tubular Bells production facilities. In late December 2024, we completed drilling at the Vancouver-1 exploration well (Hess 40%) located in Green Canyon Block 287 which did not encounter commercial quantities of hydrocarbons. In the second quarter of 2025, we plan to bring online the Hess operated Black Pearl development well (Hess 25%) as a tieback to the Stampede production facilities. In 2025, we also plan to participate in three wells.
Guyana
Stabroek Block:  The Stabroek Block (Hess 30%), offshore Guyana, covers approximately 6.6 million acres.  The operator, ExxonMobil Guyana Ltd, has made more than 30 discoveries since 2015, with the discovered resources to date on the block expected to underpin the potential for up to ten FPSOs. We currently have three FPSOs producing, and plan to have eight FPSOs producing by the end of 2030 with an aggregate expected production capacity of approximately 1.7 million gross bopd.
The Liza Phase 1 development began producing oil in December 2019 utilizing the Liza Destiny FPSO, the Liza Phase 2 development began producing oil in February 2022 from the Liza Unity FPSO, and the third development, Payara, began producing oil in November 2023 from the Prosperity FPSO. Net production from Guyana averaged 186,000 bopd in 2024.
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in the fourth quarter of 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.
A fifth development, Uaru, was sanctioned in April 2023 and will utilize the Errea Wittu FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in 2026. Ten drill centers are planned with up to 21 production wells and 23 injection wells.
A sixth development, Whiptail, was sanctioned in April 2024 and will utilize the Jaguar FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in 2027. Ten drill centers are planned with up to 24 production wells and 24 injection wells.
The application for the environmental permit for the seventh development, Hammerhead, has been filed with Guyana’s Environmental Protection Agency. Pending government and regulatory approval and project sanctioning, the development is expected to have a production capacity of approximately 150,000 gross bopd, with first production anticipated in 2029.
In 2024, ExxonMobil Guyana Ltd. completed construction of a 130-mile pipeline in order to transport approximately 50 million standard cubic feet of natural gas per day from the Liza Field to a 300 megawatt onshore power plant (Gas to Energy Project), which will be constructed and operated by the Government of Guyana.
In 2024, the operator drilled a total of eight successful exploration and appraisal wells that encountered hydrocarbons and one unsuccessful exploration well for which the well costs were expensed. In 2025, the operator plans to utilize five drillships to continue to perform exploration, appraisal, and development activities.
Malaysia and JDA
Malaysia/Thailand Joint Development Area (JDA):  Production comes from the Carigali Hess operated Block A-18 in the Malaysia/Thailand joint development area in the Gulf of Thailand (Hess 50%).  In June 2024, the regulator provided notification that the current PSC for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029. As a result, we recognized an after-tax charge of $52 million to expense capitalized well costs and material and supplies inventory. In 2025, the operator plans to drill two development wells.
Malaysia:  Our production in Malaysia comes from our operated interests in Block PM302 (Hess 50%) and Block PM325 (Hess 50%) located in the North Malay Basin (NMB), offshore Peninsular Malaysia and Block PM301 (Hess 50%), which is adjacent to and is unitized with Block A‑18 of the JDA. In 2025, we plan to continue development activities at NMB.
Other
Suriname:  In offshore Suriname, we hold a 33% non-operated participating interest in Block 42 and a 100% participating interest in Block 59, where we assumed operatorship in 2024. Exploration and appraisal activities are ongoing.
Sales Commitments
We have certain long-term contracts with fixed minimum sales volume commitments for natural gas and NGL production.  At the JDA in the Gulf of Thailand, we have annual minimum net sales commitments of approximately 70 billion cubic feet of natural gas per year in 2025 and approximately 30 billion cubic feet per year in 2026 and 2027.  At the North Malay Basin development project, offshore Peninsular Malaysia, we have annual minimum net sales commitments of approximately 50 billion cubic feet of natural gas per year in 2025, approximately 40 billion cubic feet per year in 2026 and 2027, approximately 30 billion cubic feet per year in 2028 and approximately 15 billion cubic feet per year from 2029 through 2033.  At the Liza Phase 1 and Phase 2 development projects at the Stabroek Block, offshore Guyana, we have annual minimum net sales commitments of approximately 2.6 billion cubic feet of natural gas per year following the commissioning period of the Gas to Energy Project. The estimated total volume of natural gas subject to these sales commitments is approximately 420 billion cubic feet.  We also have multiple minimum delivery commitments in the Bakken for natural gas and NGL with various end dates through 2037, with total commitments of approximately 115 million boe over the remaining life of the contracts.
We have not experienced any significant constraints in satisfying the committed quantities required by our sales commitments, and we anticipate being able to meet future requirements from available proved and probable reserves, as well as projected third-party supply in the case of NGL.

Selling Prices and Production Costs
The following table presents our average selling prices and average production costs:

	2024	2023	2022
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$72.11	$70.44	$81.06
Offshore	75.07	72.06	81.38
Total United States	72.70	70.80	81.14
Guyana	80.04	80.72	89.86
Malaysia and JDA	77.76	75.51	89.77
Other (b)	—	—	93.67
Worldwide	77.28	75.97	85.76

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$72.11	$73.80	$91.26
Offshore	75.07	75.39	91.51
Total United States	72.70	74.15	91.32
Guyana	80.04	82.20	96.52
Malaysia and JDA	77.76	75.51	89.77
Other (b)	—	—	101.92
Worldwide	77.28	78.29	94.15

Natural Gas Liquids – Per Barrel
United States
North Dakota	$21.75	$20.77	$35.09
Offshore	21.73	20.87	35.24
Worldwide	21.75	20.77	35.09

Natural Gas – Per Mcf
United States
North Dakota	$1.17	$1.68	$5.50
Offshore	1.78	2.16	6.21
Total United States	1.25	1.76	5.66
Malaysia and JDA	6.57	5.95	5.62
Other (b)	—	—	5.93
Worldwide	4.20	4.32	5.64

Average production (lifting) costs per barrel of oil equivalent produced (c)
United States
North Dakota (d)	$26.72	$27.16	$29.02
Offshore	25.88	26.98	22.19
Total United States	27.11	27.61	28.16
Guyana (e)	6.73	9.60	11.23
Malaysia and JDA	9.91	7.33	6.12
Other (b)	—	—	2.78
Worldwide	17.08	18.96	18.97
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.
(b)Other includes our interests in Libya (sold in November 2022).
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
(d)Includes Midstream tariff expense of $18.44 per boe in 2024 (2023: $18.73 per boe; 2022: $21.21 per boe).
(e)Includes pre-development costs from the operator for future phases of development and Hess internal costs totaling $1.13 per boe in 2024 (2023: $1.87 per boe; 2022: $2.76 per boe).

Gross and Net Undeveloped Acreage
At December 31, 2024, gross and net undeveloped acreage amounted to:

	Undeveloped Acreage (a)

	Gross	Net

	(In thousands)
United States	396	305
Guyana (b)	6,459	1,938
Malaysia and JDA	243	122
Suriname	4,363	3,346
Total (c)	11,461	5,711
(a)Includes acreage held under PSCs.
(b)Includes acreage at the Stabroek Block relating to the end of the first renewal period of the exploration license in October 2024, which requires the relinquishment of 20% of the acreage not held by discoveries, which is pending approval by the Government of Guyana.
(c)At December 31, 2024, 94% of our net undeveloped acreage, primarily in Suriname and Guyana is scheduled to expire during the next three years pending results of exploration activities.
Gross and Net Developed Acreage, and Productive Wells
At December 31, 2024 gross and net developed acreage and productive wells amounted to:

	Developed Acreage Applicable to Productive Wells		Productive Wells (a)
			Oil		Gas
	Gross	Net	Gross	Net	Gross	Net

	(In thousands)
United States	790	509	3,468	1,684	9	4
Guyana	164	49	40	12	—	—
Malaysia and JDA	481	241	—	—	147	72
Total	1,435	799	3,508	1,696	156	76
(a)Includes multiple completion wells (wells producing from different formations in the same bore hole) totaling 30 gross wells and 27 net wells.
Exploratory and Development Wells
Net exploratory and net development wells completed during the years ended December 31 were:

	Net Exploratory Wells			Net Development Wells
	2024	2023	2022	2024	2023	2022
Productive wells
United States	—	1	—	117	105	70
Guyana	2	1	3	4	5	2
Malaysia and JDA	—	—	1	4	8	6
	2	2	4	125	118	78
Dry holes
Guyana (a)	—	1	—	—	—	—
Canada (b)	—	—	—	—	—	—
	—	1	—	—	—	—
Total	2	3	4	125	118	78

(a)Includes the Trumpetfish-1 well in 2024, Fish/Tarpon-1 and Kokwari-1 wells in 2023, and the Banjo-1 well in 2022 at the Stabroek Block.
(b)Includes the Ephesus well offshore Newfoundland in 2023.

Number of Wells in the Process of Being Drilled
At December 31, 2024, the number of wells in the process of drilling amounted to:

	Gross Wells	Net Wells
United States	155	52
Guyana (a)	31	9
Total	186	61
(a)Includes 22 gross (and 7 net) water injection and gas injection wells in process at December 31, 2024.
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
On April 10, 2017, HIP completed an initial public offering (IPO) of 16,997,000 common units, representing 30.5% limited partnership interests in its subsidiary Hess Midstream Partners LP, for net proceeds of approximately $365.5 million.  In connection with the IPO, HIP contributed a 20% controlling economic interest in each of Hess North Dakota Pipeline Operations LP, Hess TGP Operations LP, and Hess North Dakota Export Logistics Operations LP, and a 100% economic interest in Hess Mentor Storage Holdings LLC (collectively the “Contributed Businesses”).  In exchange for the Contributed Businesses, Hess Corporation and GIP each received common and subordinated units representing a direct 33.75% limited partner interest in Hess Midstream Partners LP and a 50% indirect ownership interest through HIP in Hess Midstream Partners LP’s general partner, which had a 2% economic interest in Hess Midstream Partners LP plus incentive distribution rights.
On December 16, 2019, Hess Midstream Partners LP acquired HIP, including HIP’s 80% interest in Hess Midstream Partners LP’s oil and gas midstream assets, HIP’s water services business and the outstanding economic general partner interest and incentive distribution rights in Hess Midstream Partners LP.  In addition, Hess Midstream Partners LP’s organizational structure converted from a master limited partnership into an “Up-C” structure in which Hess Midstream Partners LP’s public unitholders received newly issued Class A shares in a new public entity named Hess Midstream LP, which is taxed as a corporation for U.S. federal and state income tax purposes.  Hess Midstream Partners LP changed its name to “Hess Midstream Operations LP” (HESM Opco) and became a consolidated subsidiary of Hess Midstream LP, the new publicly listed entity.  As consideration for the acquisition, Hess Corporation received a cash payment of $301 million and approximately 115 million newly issued HESM Opco Class B units.  After giving effect to the acquisition and related transactions, public shareholders of Class A shares in Hess Midstream LP owned 6% of the consolidated entity on an as-exchanged basis and Hess Corporation and GIP each owned 47% of the consolidated entity on an as-exchanged basis, primarily through the sponsors’ ownership of Class B units in HESM Opco that are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis.
In 2022, Hess Midstream LP completed a single underwritten public equity offering of 10.2 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. The Class A shares of Hess Midstream LP were obtained by Hess Corporation and GIP through the exchange of 10.2 million of their Class B units of HESM Opco. In 2022, HESM Opco repurchased 13.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $400 million in a single transaction. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase.
In 2023, Hess Midstream LP completed two underwritten public equity offerings of an aggregate of 24.3 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. The Class A shares of Hess Midstream LP were obtained by Hess Corporation and GIP through the exchange of 24.3 million of their Class B units of HESM Opco. In 2023, HESM Opco repurchased an aggregate of 13.6 million HESM Opco Class B units in four transactions from affiliates of Hess Corporation and GIP for total proceeds of $400 million. The unit repurchases were financed by borrowings under HESM Opco’s revolving credit facility.
In 2024, Hess Midstream LP completed three underwritten public equity offerings of an aggregate of 35.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. The Class A shares of Hess Midstream LP were obtained by GIP through the exchange of 35.7 million of its Class B units of HESM Opco. Hess Corporation did not receive any proceeds from the public equity offerings. In 2024, HESM Opco repurchased an aggregate of 8.4 million HESM Opco Class B units in three transactions from affiliates of Hess Corporation and GIP for total proceeds of $300 million. The unit repurchases were financed by borrowings under HESM Opco’s revolving credit facility and cash on hand.
After giving effect to the above transactions, public shareholders of Class A shares of Hess Midstream LP owned approximately 47%, GIP owned approximately 15%, and Hess Corporation owned approximately 38% of the consolidated entity on an as-exchanged basis at December 31, 2024.

At December 31, 2024, Midstream assets included the following:
•Natural Gas Gathering and Compression: A natural gas gathering and compression system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota connecting Hess and third-party owned or operated wells to the Tioga Gas Plant, LM4, and third-party pipeline facilities.  This gathering system consists of approximately 1,415 miles of high and low pressure natural gas and NGL gathering pipelines with a current capacity of up to approximately 675 mmcfd. The system has an aggregate compression capacity of approximately 530 mmcfd including approximately 50 mmcfd of net compression capacity added in 2024.
•Crude Oil Gathering: A crude oil gathering system located primarily in McKenzie, Williams and Mountrail Counties, North Dakota, connecting Hess and third-party owned or operated wells to the Ramberg Terminal Facility, the Tioga Rail Terminal and the Johnson’s Corner Header System.  The crude oil gathering system consists of approximately 590 miles of crude oil gathering pipelines with a current capacity of up to approximately 290,000 bopd.
•Produced Water Gathering and Disposal: A produced water gathering system located primarily in Williams and Mountrail Counties, North Dakota, that transports produced water from the well site by approximately 330 miles of pipeline in gathering systems or by third-party trucking to water handling facilities for disposal.
•Tioga Gas Plant: A natural gas processing and fractionation plant located in Tioga, North Dakota, with a current total processing capacity of approximately 400 mmcfd, an NGL fractionation capacity of approximately 60,000 boepd and y-grade NGL stabilization capacity of approximately 25,000 boepd.
•LM4: A natural gas processing plant in McKenzie County, North Dakota, with processing capacity of approximately 200 mmcfd, which was placed in service during 2019 and is operated by Targa Resources Corp.  Hess Midstream LP owns a 50% interest in LM4 through a joint venture with Targa Resources Corp. and is entitled to half of the plant’s processing capacity.
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
The Midstream segment earns substantially all of its revenues by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing produced water. Effective January 1, 2014, certain subsidiaries of Hess Midstream LP entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminaling and export services commercial agreements with certain subsidiaries of Hess Corporation, each generally with an initial ten-year term which could be extended for an additional ten-year term at the unilateral right of the Hess Midstream LP subsidiaries. The Hess Midstream LP subsidiaries exercised their right to extend the terms of each of these commercial agreements for the secondary term effective January 1, 2024 through December 31, 2033. Effective January 1, 2019, a subsidiary of Hess Midstream LP entered into water gathering and disposal services agreements with a subsidiary of Hess Corporation. These agreements also provide Hess Midstream LP the capacity to provide concurrent use of these services directly to third parties.
The commercial agreements contain minimum volume commitments which are based on nominations covering substantially all of the E&P segment’s existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by the E&P segment through dedicated third-party contracts. Minimum volume commitments are equal to 80% of the nominations and apply on a three-year rolling basis such that they are set for the three years following the most recent nomination. During the initial term of each commercial agreement, volume deficiencies are measured quarterly and any associated shortfall payments are not subject to future reduction or offset. During the secondary term of each commercial agreement, the applicable Hess Corporation subsidiary will be entitled to receive a credit with respect to the amount of any shortfall fee paid. Such Hess Corporation subsidiary may apply the credit against the fees payable for any volumes delivered under the applicable agreement in excess of the nominated volumes up to four quarters after the credit is earned. No credits will be provided with respect to crude oil terminaling services under the terminaling and export services commercial agreement or water handling services under the water gathering and disposal services agreements.
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
To complement internal capabilities and to help ensure coverage for our global operations, we maintain membership contracts with a network of local, regional and global oil spill response and emergency response organizations.  At the regional and global level, these organizations include CGA, MSRC, MWCC, WWC and OSRL.  CGA and MSRC are domestic spill response organizations and MWCC provides the equipment and personnel to contain underwater well control incidents in the Gulf of America. WWC provides firefighting, well control and engineering services globally.  OSRL is a global response organization and is available, when needed, to assist us with any of our assets.  In addition to owning response assets in their own right, the organization maintains business relationships that provide immediate access to additional critical response support services if required.  OSRL’s response assets include nearly 300 recovery and storage vessels and barges, more than 250 skimmers, over 600,000 feet of boom, nine capping stacks and significant quantities of dispersants and other ancillary equipment, including aircraft.  In addition to external well control and oil spill response support, we have contracts with wildlife, environmental, meteorology, incident management, medical and security resources.  If we were to engage these organizations to obtain additional critical response support services, we would fund such services and, where appropriate, seek reimbursement under our insurance coverage, as described below.  In certain circumstances, we pursue and enter into mutual aid agreements with other companies and government cooperatives to receive and provide oil spill response equipment and personnel support.  We maintain close associations with emergency response organizations through our representation on the Executive Committee and Response Network Committee of MWCC, the Technical Operations Committee of CGA and the Emergency Preparedness and Response Committee of API. We also maintain regular voting membership in CGA, MSRC and OSRL.
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
The amount of insurance covering physical damage to our property and liability related to negative environmental effects resulting from a sudden and accidental pollution event, excluding windstorm coverage for which we are self-insured, varies by asset, based on the asset’s estimated replacement value or the estimated maximum loss.  In the case of a catastrophic event, first party coverage consists of two tiers of insurance.  The first $450 million of coverage is provided through an industry mutual insurance group.  Above this $450 million threshold, additional insurance is carried which ranges in value up to $800 million in total at December 31, 2024, depending on the asset coverage level, as described above.  The insurance programs covering physical damage to our property exclude business interruption protection for our E&P operations. Additionally, we carry insurance that provides third-party coverage for general liability, and sudden and accidental pollution, up to $850 million, which coverage under a standard JOA would be reduced to our participating interest.  Our insurance policies renew at various dates each year.  Future insurance coverage could increase in cost and may include higher deductibles or retentions, or additional exclusions or limitations.  In addition, some forms of insurance may become unavailable in the future or unavailable on terms that are deemed economically acceptable.
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
Under a standard JOA, each party is liable for all claims arising under the JOA, to the extent of its participating interest (operator or non-operator).  Variations include indemnity exclusions when the claim is based upon the gross negligence and/or willful misconduct of the operator, in which case the operator is solely liable.  The parties to the JOA may continue to be jointly and severally liable for claims made by third parties in some jurisdictions.  Further, under some PSCs between a governmental entity and commercial parties, liability of the commercial parties to the government entity is joint and several.
Government Regulations
The crude oil and natural gas industry is regulated at federal, state, local and foreign government levels. Regulations affecting elements of the energy sector are under continuous review for amendment or expansion over time, which may result in incremental costs of doing business and affect our profitability. See Regulatory, Legal and Environmental Risks in Item 1A. Risk Factors. Compliance with various existing environmental, health and safety regulations is not expected to have a material adverse effect on our financial condition or results of operations. However, increasingly stringent environmental regulations have resulted and will likely continue to result in higher capital expenditures and operating expenses for us and the oil and gas industry in general and may reduce demand for our products. We spent $17 million in 2024 (2023: $28 million; 2022: $23 million) for environmental remediation. Additionally, we may be exposed to decommissioning liabilities, including for divested assets. The level of other expenditures to comply with federal, state, local and foreign country regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses. For further discussion of environmental, health and safety regulations affecting our business, see Environment, Health and Safety in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Capital Management
Corporate Culture and Overview
Our human capital strategy aims to attract, engage and retain our talent by investing in their professional development and providing them with challenging and rewarding opportunities for personal growth. Our workplace culture is guided by our values and reinforced by developing quality leadership, fostering an inclusive environment where everyone can perform at their best, emphasizing continuous learning, creating opportunities for engagement, driving innovation and embracing Lean improvement processes. We utilize the Life at Hess framework to optimize the work experience for our multigenerational and demographically diverse workforce and unlock the discretionary effort that is required to perform at a high level on a sustained basis. The Life at Hess framework encompasses programs, policies and practices, and a listening system that draws on in-person dialogues, pulse polls and data analytics to help leaders understand employees’ experiences and perspectives to inform their decision making.
As of December 31, 2024, we had 1,797 employees globally, as detailed below.

	United States	Guyana	Malaysia and JDA	Total
Job Category
Executives and Senior Officers	30	—	1	31
First and Mid-Level Managers	369	—	67	436
Professionals	798	—	96	894
Other	388	—	48	436
Total	1,585	—	212	1,797
Life at Hess
We prioritize the safety of our workforce with programs and practices designed to help ensure that everyone, everywhere gets home safe every day. We continue to adapt our work policies and benefits to prioritize emotional, mental and physical health and well-being.

During 2024, we held several employee surveys throughout the year to understand employee sentiment and engagement in a time of change given the pending Merger. The following improvements were made in response to employee feedback:
•enhanced learning and development opportunities to better meet employee development goals and address evolving industry demands;
•promoted our wellness program supporting physical, financial, social and emotional well-being of our employees; and
•broadened leadership training and development program to help leaders navigate an increasingly dynamic, diverse, and complex work environment.
In keeping with our values and purpose, we have a longstanding commitment to fostering a sustainable culture of inclusion and respect for everyone. We believe that being inclusive and promoting diverse perspectives is a business imperative for improved performance and the innovation needed to accomplish our business goals now and in the future. Additionally, Hess is committed to providing a global workplace free from discrimination and harassment, where everyone can achieve their full potential. We provide equal employment opportunities for all employees and job candidates regardless of race, color, religion, gender, age, sexual orientation, gender identity, creed, national origin, genetic information, disability, veteran status or any other protected status.
Hess’ executive leadership provides guidance to embed inclusion into our culture and drive progress throughout the organization. Our expectations for a culture fostering mutual respect and trust are included in our Code of Business Conduct and Ethics and related policies. It is also reinforced regularly with employees at every level through regular communication, ongoing training and events. Additional information about our policies and practices, including training, employee engagement initiatives and workforce data, is included in our Key Sustainability Metrics and annual U.S. Equal Employment Opportunity reporting, which is available on our website at www.hess.com/sustainability.
During 2024, Hess continued to execute our inclusion strategy, cast a wide net for the best talent and either maintain or improve diversity across most levels of our workforce, as illustrated in the table below. We believe our strategic focus on these initiatives, including new training, mentoring, outreach and recruitment, and community partnerships, contributed to this outcome. Our six employee resource groups continued to grow and mature providing valuable employee insights to sustain an inclusive environment for everyone to perform at their best and partnering with diverse organizations in our communities to help them prosper. Hess inclusion efforts have also been recognized by numerous reputable third party organizations.
Each year, we share workforce data and trends such as demographics, employee turnover, promotions, compensation and development metrics, along with qualitative information such as program development and progress, with our Board of Directors. Management also reviews these topics in greater detail with the Compensation and Management Development Committee throughout the year.

	Women (U.S. and International)			Minorities (a) (U.S. Based Employees)
	2024	2023	2022	2024	2023	2022
Job Category
Executives and Senior Officers	19%	17%	16%	19%	20%	19%
First and Mid-Level Managers	24%	24%	23%	23%	22%	22%
Professionals	33%	33%	33%	32%	32%	31%
Other	15%	17%	18%	17%	16%	16%
Total	26%	27%	27%	26%	26%	25%
(a)As defined by the U.S. Department of Labor.
Compensation and Benefits Programs
Our compensation and benefits programs are focused on attracting and retaining a highly skilled workforce in a rapidly changing industry. We benchmark these programs each year against other companies in our industry and conduct a review to help foster pay equity. The results are shared in our Key Sustainability Metrics on www.hess.com/sustainability. We maintain an annual incentive plan that applies to all employees, including executive officers, with shared enterprise performance metrics for all participants. We also provide a comprehensive, nationally recognized wellness program that is designed to improve the physical, financial, social and emotional well-being of our employees.

Information about our Executive Officers
The following table presents information as of February 27, 2025 regarding executive officers of the Corporation:

Name	Age	Office Held* and Business Experience	Year Individual Became an Executive Officer
John B. Hess	70	Chief Executive Officer and Director Mr. Hess has been Chief Executive Officer of the Corporation since 1995 and employed by the Corporation since 1977. He has over 45 years of experience in the oil and gas industry.	1983
Gregory P. Hill	63	President and Chief Operating Officer Mr. Hill has been Chief Operating Officer since 2014 and President of the Corporation’s worldwide Exploration and Production business since joining the Corporation in January 2009. Prior to joining the Corporation, Mr. Hill spent 25 years at Royal Dutch Shell and its affiliates in a variety of operations, engineering, technical and managerial roles in Asia-Pacific, Europe and the United States.	2009
Timothy B. Goodell	67	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer Mr. Goodell has been General Counsel of the Corporation since 2009, Corporate Secretary since 2016, Chief Compliance Officer since 2017 and Executive Vice President since 2020. Prior to joining the Corporation in 2009, he was a partner at the law firm of White & Case, LLP where he spent 25 years.	2009
John P. Rielly	62	Executive Vice President and Chief Financial Officer Mr. Rielly has been Chief Financial Officer of the Corporation since 2004 and Executive Vice President since 2020. Mr. Rielly previously served as Vice President and Controller of the Corporation from 2001 to 2004. Prior to joining the Corporation in 2001, he was a Partner at Ernst & Young, LLP where he was employed for 17 years.	2002
Richard Lynch	67	Senior Vice President, Technology and Services Mr. Lynch has been Senior Vice President, Technology and Services of the Corporation since 2018. Mr. Lynch previously was Senior Vice President Global Developments, Drilling and Completions from 2014. Prior to joining the Corporation in 2014, Mr. Lynch spent over 30 years in well delivery and operations, as well as project and asset management, with BP plc and ARCO.	2018
Gerbert Schoonman	59	Senior Vice President, Global Production Mr. Schoonman has been Senior Vice President, Global Production of the Corporation since January 2020. Since joining the Company in 2011, he served in various operational leadership roles, including as Vice President, Production – Asia Pacific, from January 2011 through August 2012; Vice President, Onshore – Bakken from September 2012 through December 2016; and most recently, as Vice President, Offshore since January 2017. Prior to joining the Corporation, he spent 20 years with Royal Dutch Shell where he served in operational and leadership roles.	2020
Andrew Slentz	63	Senior Vice President, Human Resources and Office Management Mr. Slentz has been Senior Vice President, Human Resources of the Corporation since April 2016 and responsible for Office Management since 2018. Prior to joining the Corporation in 2016, Mr. Slentz served as Executive Vice President of Administration and Human Resources at Peabody Energy since 2010. Mr. Slentz has over 30 years in human resources experience at large international public companies.	2016
Barbara Lowery-Yilmaz	68	Senior Vice President and Chief Exploration Officer Ms. Lowery-Yilmaz has been the Senior Vice President, Exploration of the Corporation since 2014 and Chief Exploration Officer since 2020. Ms. Lowery-Yilmaz has over 30 years of oil and gas industry experience in exploration and technology with BP plc and its affiliates including senior leadership roles.	2014
*All officers referred to herein hold office in accordance with our By-laws until the first meeting of directors in connection with the annual meeting of stockholders of the Corporation and until their successors shall have been duly chosen and qualified.  Each of said officers was elected to the office opposite their name on May 15, 2024.
Each of the above officers has been employed by the Corporation or its affiliates in various managerial and executive capacities for more than five years.

Access to Our Reports
We make available free of charge through our website, www.hess.com, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information on our website, including our sustainability reports, is not part of or otherwise incorporated by reference in this report.  Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and the charters for the Audit Committee, Compensation and Management Development Committee, Corporate Governance and Nominating Committee and Environmental, Health and Safety Committee of the Board of Directors are available on our website and are also available free of charge upon request to Investor Relations at our principal executive office.  We also file with the New York Stock Exchange (NYSE) an annual certification by our Chief Executive Officer regarding our compliance with the NYSE’s corporate governance standards.

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
Chevron Merger Risks
The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger in a timely manner or at all could have adverse effects on Hess. The completion of the Merger is subject to a number of conditions, including (i) the authorization for listing on the New York Stock Exchange of the shares of Chevron common stock to be issued in connection with the Merger, (ii) the absence of any order or law prohibiting consummation of the Merger, (iii) with respect to each party’s obligation to consummate the merger, the performance by the other party of its respective obligations under the Merger Agreement in all material respects, and the accuracy of such other party’s representations and warranties in the Merger Agreement (subject to certain materiality qualifiers) and (iv) with respect to Hess’ obligation to consummate the merger, the receipt by Hess of a tax opinion from legal counsel that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Additionally, HGEL is currently in arbitration with respect to the Stabroek ROFR. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the third quarter. If the arbitration does not result in a confirmation that the Stabroek ROFR is inapplicable to the Merger, and if Chevron, Hess, Exxon Mobil and/or CNOOC do not otherwise agree upon an acceptable resolution, then there would be a failure of a closing condition under the Merger Agreement, in which case the Merger would not close.
Under the Merger Agreement, either Chevron or Hess may terminate the Merger Agreement if the Merger has not been completed by April 22, 2025 (or October 22, 2025, if the applicable end date is extended pursuant to the Merger Agreement) or by such later date as the parties may mutually agree. The parties have subsequently agreed that in the event there is ongoing arbitration relating to the Stabroek ROFR at any time when the end date would otherwise occur, the end date will be automatically extended until the earlier of (i) the third business day following the determination of such arbitration and (ii) October 22, 2025 (or such later date as the parties may mutually agree). However, this right to terminate the Merger Agreement will not be available to any party whose failure to perform any obligation under the Merger Agreement has principally caused or resulted in the failure of the Merger to be consummated on or before that date.
There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common stock and our future business and financial results could be negatively affected, and we may be subject to several risks, including the following:
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
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses. Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect on the Corporation. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Employee retention at the Corporation may be challenging during the pendency of the Merger, as employees may experience uncertainty about their roles. In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Chevron, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.
We have and may become subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results. We and/or our respective directors and officers have and may become subject to lawsuits relating to the Merger. Such litigation is very common in connection with acquisitions of public companies, regardless of the merits of the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

The Merger Agreement restricts us from pursuing alternatives to the Merger. The Merger Agreement contains provisions that restrict us from soliciting or entering into discussions with any third party regarding any competing proposal or offer for a competing transaction.
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
Market and Third-Party Risks
Our business and operating results are highly dependent on the market prices of crude oil, NGL and natural gas, which can be very volatile.  Our estimated proved reserves, revenue, operating cash flows, operating margins, liquidity, financial condition and future earnings are highly dependent on the benchmark market prices of crude oil, NGL and natural gas, and our associated realized price differentials, which are volatile and influenced by numerous factors beyond our control.  The major foreign oil producing countries, including members of OPEC, may exert considerable influence over the supply and price of crude oil and refined petroleum products.  Their ability to agree on a common policy on rates of production and other matters may have a significant impact on the oil markets.  Other factors include, but are not limited to: worldwide and domestic supplies of and demand for crude oil, NGL and natural gas; political conditions and events (including weather, instability, changes in governments, armed conflict, economic sanctions and outbreaks of infectious diseases, such as COVID-19) around the world and in particular in crude oil or natural gas producing regions; the cost of exploring for, developing and producing crude oil, NGL and natural gas; the price, availability of and demand for alternative fuels or other forms of energy; the effect of energy conservation and environmental protection efforts; and overall geopolitical and economic conditions globally (including inflation, slower growth or recession, higher interest rates, tariffs and escalations of trade disputes, supply chain constraints, consequences associated with the ongoing invasion of Ukraine by Russia, or the conflict between Israel and Hamas).  The sentiment of commodities trading markets as well as other supply and demand factors may also influence the selling prices of crude oil, NGL and natural gas. Average benchmark prices for 2024 were $75.76 per barrel for WTI (2023: $77.60; 2022: $94.33) and $79.86 per barrel for Brent (2023: $82.18; 2022: $99.04).  In order to manage the potential volatility of cash flows and credit requirements, we maintain significant bank credit facilities. An inability to access, renew or replace such credit facilities or access other sources of funding as they mature would negatively impact our liquidity. Furthermore, from time to time we have entered into, and may in the future enter into or modify, commodity price hedging arrangements to manage commodity price volatility. These arrangements may limit potential upside from commodity price increases, or expose us to additional risks, such as counterparty credit risk, which could adversely impact our cash flow, liquidity or financial condition.
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
There are inherent uncertainties in estimating quantities of proved reserves and discounted future net cash flows, and actual quantities may be lower than estimated. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues from those reserves. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities of our proved reserves and the related future net revenues. In addition, reserve estimates may be subject to downward or upward changes based on production performance, purchases or sales of properties, results of future development, changes in prevailing oil and gas prices, PSCs, which may decrease reserves as crude oil and natural gas prices increase, and other factors.
Catastrophic and other events, whether naturally occurring or man-made, may materially affect our operations and financial condition. Our oil and gas operations are subject to numerous risks and hazards inherent to operating in the crude oil and natural gas industry, including catastrophic events, which may damage or destroy assets, interrupt operations, result in personal injury and have other significant adverse effects. These events include unexpected drilling conditions, pressure conditions or irregularities in reservoir formations, equipment malfunctions or failures, derailments, fires, explosions, blowouts, oil releases, power outages, cratering, pipeline interruptions and ruptures, severe weather, such as hurricanes, floods, freezes and heat waves or droughts, geological events, shortages in availability of skilled labor, cyber-attacks or health measures related to outbreaks of infectious diseases, such as COVID-19. We maintain insurance coverage against many, but not all, potential losses and liabilities in amounts we deem prudent, including for property and casualty losses. Some forms of insurance may be unavailable in the future or be available only on terms that are deemed economically unacceptable. Moreover, there can be no assurance that such insurance will adequately protect us against liability from all potential consequences and damages. For example, we are self-insured against physical damage to property and liability related to windstorms. In 2024, hurricane related downtime reduced net production by approximately 2,000 boepd and hurricane related maintenance and repair costs were approximately $1 million, whereas in 2023 and 2022 there was no significant hurricane related downtime. In addition, the frequency and severity of weather conditions and other meteorological phenomena, including storms, droughts, extreme temperatures, and changes in temperature and precipitation patterns that impact our business activities, may also be impacted by the effects of climate change. Energy needs could increase or decrease as a result of extreme weather conditions depending on the duration and magnitude of any such climate change. Increased energy use due to weather changes may require us to invest in order to serve increased demand or create operational challenges. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. To the extent the frequency of extreme weather events increases, this could adversely impact our business, results of operations and financial condition.
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

An inability to secure personnel, drilling rigs, equipment, supplies and other required services or to retain key employees may result in material negative economic consequences. We are dependent on oilfield service companies for items including drilling rigs, equipment, supplies and skilled labor. The availability and cost of drilling rigs, equipment, supplies and skilled labor will fluctuate over time given the cyclical nature of the E&P industry. Concerns over global economic conditions, inflation, supply chain disruptions, labor shortages, tariffs, trade disputes and other factors, each of which are beyond our control, contribute to increased economic uncertainty for us and our suppliers. As a result, we may encounter difficulties in obtaining required equipment, supplies or services or could face an increase in cost, which may impact our ability to run our operations and deliver projects on time with the potential for material negative economic consequences. In addition, difficulty in recruiting and retaining adequate numbers of experienced technical personnel could negatively impact our ability to deliver on our strategic goals. Our future success also depends upon the continued service of key members of our senior management team, who play an important role in developing and implementing our strategy. An inability to recruit and retain adequate numbers of experienced technical and professional personnel in the necessary locations or the loss or departure of key members of senior management may prevent us from executing our strategy in full or in part, which could negatively impact our business.
Disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by the Corporation or our business partners may materially impact our business and operations. Computers and telecommunication systems are an integral part of our exploration, development and production activities and the activities of our business partners. We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, Digital Systems). Some of our Digital Systems are managed and owned by us, but we rely on third parties for a range of Digital Systems and related products and services, including but not limited to cloud computing services. We use these Digital Systems to communicate, analyze and store proprietary, financial and operating data as well as data about employees, business partners and other third parties (collectively, Confidential Information). Our reliance on technology has increased due to our use of remote communications and hybrid work-from-home arrangements, which increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. In addition, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Technical system flaws, power loss and cybersecurity risks, including cyber or social engineering/phishing-attacks, unauthorized access, malicious or misconfigured software, malfeasance by employees or others with authorized access, ransomware, and other cybersecurity issues, threaten the confidentiality, integrity and availability of our Digital Systems and Confidential Information and could compromise our Digital Systems or those of our business partners and result in disruptions to our business operations or the access, disclosure or loss of our Confidential Information and communications. In addition, computers control oil and gas production, processing equipment and distribution systems globally and are necessary to deliver our production to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, could damage critical production, distribution and/or storage assets, delay or prevent delivery to markets, and make it difficult or impossible to accurately account for production and settle transactions. As a result, any such disruption, failure or cyber breach and any resulting investigation or remediation costs, reputational harm, litigation or regulatory action could have a material adverse impact on our cash flows and results of operations, reputation and competitiveness.
We routinely experience attempts by external parties to penetrate and attack our Digital Systems. Although such attempts to date have not resulted in any material breaches, disruptions, financial loss, or loss of business-critical information, our systems and procedures for protecting against such attacks and mitigating such risks may prove to be insufficient in the future. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly adept in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. As technologies evolve and these cybersecurity attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks. We may also face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.
Any adverse impact to the availability, integrity or confidentiality of our Digital Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
Climate change, sustainability and other ESG initiatives may result in significant operational changes and expenditures, reduced demand for our products and adversely affect our business. We recognize that climate change and sustainability is a growing global environmental concern. Continuing political and social attention to the issue of climate change and sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions. These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, financial contributions to state climate adaptation funds, or purchase of emission credits to reduce emission of GHGs from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs. For example, the Inflation Reduction Act of 2022 (IRA) includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program and also provides significant funding and incentives for research and development of competing low carbon energy production methods. In November 2024, the EPA finalized a rule to implement Congress’ directive in the IRA to impose a fee on excess methane emissions from the oil and gas sector. The states of New York and Vermont recently enacted legislation that seeks to impose retroactive strict liability on certain companies engaged in the extraction and refining of oil and gas for the funding of state climate adaptation funds. Similar legislation is under consideration in other states, including California. In addition, California has enacted three climate-related disclosure laws, the Climate Corporate Data Accountability Act, Climate Related Financial Risk Act and Voluntary Carbon Market Disclosures Act, which together will require certain entities doing business in California or taking certain actions in California to report and attain third-party assurance of greenhouse gas emissions information, reporting on climate-related financial risks and reporting regarding the use of voluntary carbon credits and/or carbon reduction claims. Legislation similar to California’s Climate Corporate Data Accountability Act is under consideration in other states, including in New York, Washington and Illinois. In addition to increased costs for compliance, such legislation, regulations and initiatives could also impact demand as our production is sold to third parties that produce petroleum fuels, which through normal end user consumption result in the emission of GHGs.
We are prioritizing sustainable energy practices to further reduce our carbon footprint while at the same time remaining a successful operating public company. However, various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others, may have differing approaches to climate change initiatives. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholders’ trust and thereby affect our reputation. Shareholder activism has been recently increasing in our industry, and stockholders may attempt to effect changes to our business or governance, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise. In addition, certain financial institutions, institutional investors and other sources of capital have begun to limit or eliminate their investment in oil and gas activities due to concerns about climate change, which could make it more difficult to finance our business. We continue to focus on developing our ESG practices, and as voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, cost estimates and other expectations and assumptions, including over long timelines, which aspirational goals, targets, cost estimates, and other expectations and assumptions are necessarily uncertain and may not be realized. The lack of an established single approach to identifying, measuring, and reporting on many ESG matters may further create uncertainty and ambiguities. Failure to realize or timely achieve progress on such aspirational goals, targets, cost estimates, and other expectations or assumptions may adversely impact us. Unfavorable ESG ratings could also lead to further increased negative sentiment towards us and our industry, negatively impacting us and our access to and costs of capital. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures.
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
We are subject to changing laws and regulations, other governmental actions and legal proceedings that can significantly and adversely affect our business. Political or regulatory developments and governmental actions, including federal, state, local, territorial and foreign laws and regulations may adversely affect our operations and those of our counterparties with whom we have contracted, which may affect our financial results. These actions could result in tax increases retroactively through tax claims or prospectively through changes to applicable statutory tax rates, modification of the tax base, or imposition of new tax types. Additionally, governmental actions could include limitations on post-production deductions from royalty payments; limitations or prohibitions on the sales of new oil and gas leases or extensions on existing oil and gas leases; adverse court decisions with respect to the sale of new and existing oil and gas leases or claims related to working interest payments; expropriation or nationalization of property; mandatory government participation, cancellation or amendment of contract rights; imposition of capital controls or blocking of funds; changes in import and export regulations; the imposition of tariffs; and anti-bribery or anti-corruption laws. In recent years, proposals for limitations on access to oil and gas exploration and development opportunities and related litigation have grown in certain areas and may include efforts to reduce access to public and private lands; restriction of exploration and production activities within government-owned and other lands; delaying or canceling permits for drilling or pipeline construction; restrictions or changes to existing pipeline easements; limiting or banning industry techniques such as hydraulic fracturing and/or adding restrictions on the use of water and associated disposal; imposition of set-backs on oil and gas sites; reduction of sulfur content in bunker fuel; delaying or denying air-quality or siting permits; advocating for increased regulations, punitive taxation, or citizen ballot initiatives or moratoriums on industry activity; and the use of social media channels to cause reputational harm. Furthermore, we are involved in six claims in federal and state courts in North Dakota related to post-production deductions from royalty and working interest payments for various oil and gas processing and transportation related costs and expenses. Costs associated with responding to anti-development efforts, litigation or complying with any new legal or regulatory requirements could significantly and adversely affect our business, financial condition and results of operations.
Political instability globally and in the areas where we operate can adversely affect our business. Political instability and civil unrest have affected and may continue to affect the oil and gas markets generally. Some international areas are politically less stable than other areas and may be subject to civil unrest, conflict, insurgency, corruption, security risks and labor unrest. Political instability in areas where we operate may expose our operations to increased risks, including increased difficulty in obtaining required permits and government approvals, enforcing our agreements in those jurisdictions and potential adverse actions by local government authorities. The invasion of Ukraine by Russia in February 2022 has led to disruption, instability, and volatility in global markets and industries, including the oil and gas markets. The U.S. government and other foreign governments imposed severe economic sanctions and export controls against Russia, certain regions of Ukraine and particular entities and individuals, and may impose additional sanctions and controls. The war between Israel and Hamas, which began in October 2023, has the potential for further disruption of economic markets, particularly if the conflict does not come to a successful resolution and expands to other parts of the Middle East.
Political developments, including changes in leadership, shifts in policy priorities, and legislation could have significant implications for our business operations, regulatory environment, and financial performance. The unpredictability of the political environment poses challenges in anticipating and mitigating risks effectively. We may also be negatively affected by the prospect of expanded trade restrictions between the government of the U.S. and where we or our partners operate. The escalation of any “trade war” may contribute to the rise of inflation, which may negatively affect the U.S. and global markets. At this time, it is unclear how further expanded trade restrictions may impact us or our partners, although they pose the risk of price instability and that exports of our products may become subject to retaliatory tariffs.
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
We have not identified risks from known cybersecurity threats during the year ended December 31, 2024, including as a result of any prior cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Additional information about cybersecurity risks we face is discussed in Item 1A. Risk Factors, under the heading “Disruption, failure or cybersecurity attacks affecting or targeting information technology systems and infrastructure used by the Corporation or our business partners may materially impact our business and operations” which should be read in conjunction with the information above.

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
Arbitration
On March 6, 2024, an affiliate of Exxon Mobil commenced arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek operating agreement (the Stabroek JOA). On March 11, 2024 and March 15, 2024, HGEL and an affiliate of CNOOC, respectively, commenced parallel arbitration proceedings regarding the applicability of the Stabroek ROFR to the Merger pursuant to the dispute resolution requirements of the Stabroek JOA. On March 26, 2024, following a joint application by the parties, the authority administering the arbitration consolidated the three arbitration proceedings. The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the third quarter.
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
Our common stock is listed on the New York Stock Exchange (ticker symbol: HES).  At January 31, 2025, there were 2,369 stockholders (based on the number of holders of record) who owned a total of 308,291,660 shares of common stock.  In 2024, cash dividends on common stock totaled $1.875 per share per year ($0.4375 per share for the first two quarters and $0.50 per share commencing in the third quarter of 2024), $1.75 per share per year ($0.4375 per quarter) in 2023 and $1.50 per share per year ($0.3750 per quarter) in 2022.
Performance Graph
Set forth below is a line graph comparing the five-year shareholder returns on a $100 investment in our common stock assuming reinvestment of dividends, against the cumulative total returns for the following:
•Standard & Poor’s (S&P) 500 Stock Index, which includes us.
•Proxy Peer Group comprising eight oil and gas peer companies as disclosed in our 2024 Proxy Statement, excluding Pioneer Natural Resources Company, which was acquired by Exxon Mobil Corporation, and Marathon Oil Corporation, which was acquired by ConocoPhillips.

Comparison of Five-Year Shareholder Returns
Years Ended December 31,

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024

	2019	2020	2021	2022	2023	2024
Hess Corporation	$100.00	$80.81	$114.85	$222.88	$229.38	$214.51
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
Proxy Peer Group	$100.00	$60.80	$113.89	$194.33	$189.60	$172.04

Share Repurchase Activities
Our share repurchases for the quarter ended December 31, 2024, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
October	—	$—	—	$1,000
November	9,356	142.75	—	1,000
December	—	—	—	1,000
Total	9,356	$142.75	—
(a)These shares were withheld to satisfy tax withholding obligations upon vesting of restricted stock awards under our long-term incentive program.
(b)On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022.
The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, we are subject to certain restrictions that, among other things, restrict our ability to repurchase, redeem or retire any capital stock of the Corporation.
Equity Compensation Plans
Following is information related to our equity compensation plans at December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights*		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column*)
Equity compensation plans approved by security holders	1,233,621	(a)	$79.49	18,371,098	(b)
Equity compensation plans not approved by security holders	—		—	—
(a)This amount includes 1,233,621 shares of common stock issuable upon exercise of outstanding stock options. This amount excludes 1,228,685 shares of common stock issued as restricted stock pursuant to our equity compensation plans. This amount also excludes 306,297 PSUs. For the PSUs granted in 2022, the number of shares of common stock to be issued will range from 0% to 200% based on our total shareholder return (TSR) relative to the TSR of a predetermined group of peer companies and the S&P 500 index over a three‑year performance period ending December 31 of the year prior to settlement of the grant.  For the PSUs granted in 2023, the number of shares of common stock to be issued is based on a comparison of the Corporation’s total shareholder return compound annual growth rate (TSR CAGR) to the TSR CAGR of the SPDR S&P Oil & Gas Exploration and Production ETF (XOP), with a modifier determined by comparing the Corporation’s TSR CAGR to the TSR CAGR of the S&P 500 index, over a three-year performance period ending December 31, 2025. Payout of these PSUs will range from 0% to 200% of the target awards based on the comparison of the Corporation’s TSR CAGR to the XOP’s TSR CAGR. The modifier can only adjust the payout percentage by plus or minus 10%, up to a maximum of 210% or a minimum of 0%. There were no PSUs granted in 2024.
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations omits certain discussions of our financial condition and results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022, which can be found in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2024, and such comparisons are incorporated herein by reference.
Index
Overview
Consolidated Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of America, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three FPSOs producing, and plan to have eight FPSOs producing by the end of 2030 with an aggregate expected production capacity of approximately 1.7 million gross bopd. The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2024, provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into the Merger Agreement with Chevron and the Merger Subsidiary. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron. Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Merger. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the third quarter. We cannot predict the date on which the Merger will be completed because it is subject to conditions beyond our control, including the outcome of the arbitration. See Part I, Item 1A. Risk Factors for a discussion of risks related to the Merger.
Climate Change, Energy Transition and Our Strategy
We believe climate risks can and should be addressed while at the same time meeting the growing demand for affordable and secure energy, which is essential to ensure a just and orderly energy transition that aligns with the United Nations Sustainable Development Goals. The IEA’s 2024 World Energy Outlook provides three scenarios of global energy demand in 2040 based on varying levels of global response to climate change. Under all of the IEA scenarios, oil and natural gas are expected to be needed for decades to come and we expect that significant investment will be required to meet the world’s projected growing energy needs, both in renewable energy sources and in oil and gas.
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
We have five year GHG reduction targets for 2025, which are to reduce operated Scope 1 and 2 GHG emissions intensity by approximately 50% and methane emissions intensity by approximately 50%, both from 2017 levels. In January 2022, we announced our plan to reduce routine flaring at Hess operated assets to zero by the end of 2025. In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. This agreement adds to the Corporation’s ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on an equity basis by 2050.
Our business planning includes actions we expect to undertake to continue reducing our carbon footprint consistent with our targets. We also conduct scenario planning as a methodology to assess our portfolio’s resilience to differing scenarios of energy supply and demand over the longer term, and to inform our understanding of future risks and opportunities in relation to the potential evolution of energy demand, energy mix, the emergence of new technologies, and possible changes by policymakers with respect to greenhouse gas emissions and climate change.
Consolidated Results
Net income attributable to Hess Corporation was $2,769 million in 2024 compared with $1,382 million in 2023.  Excluding items affecting comparability of earnings between periods summarized on page 35, adjusted net income was $2,983 million in 2024 compared with $1,552 million in 2023.  Net production averaged 481,000 boepd in 2024 and 394,000 boepd in 2023.  The average realized crude oil price was $77.28 per barrel in 2024 and $75.97 per barrel, including the effect of hedging, in 2023. Total proved reserves were 1,438 million boe and 1,370 million boe at December 31, 2024 and December 31, 2023, respectively.
Significant 2024 Activities
The following is an update of significant E&P activities during 2024:
E&P assets:
•In North Dakota, net production from the Bakken shale play averaged 204,000 boepd in 2024 (2023: 182,000 boepd). Net production was higher in 2024 primarily reflecting increased drilling and completion activity. NGL and natural gas volumes received under percentage of proceeds contracts were 22,000 boepd in 2024, compared with 19,000 boepd in 2023, due to lower commodity prices increasing volumes received as consideration for gas processing fees. During 2024 we operated four rigs and drilled 136 wells and brought 131 new wells online, bringing the total operated production wells to 1,864 at December 31, 2024. During 2025, we plan to continue operating four drilling rigs. We forecast net production to be in the range of 195,000 boepd to 200,000 boepd in the first quarter of 2025, reflecting the impact of winter weather.
•In the Gulf of America, net production averaged 31,000 boepd in 2024 (2023: 31,000 boepd). The Pickerel-1 oil discovery (Hess 100%) located in Mississippi Canyon Block 727 achieved first production in June as a tieback to the Tubular Bells production facilities. In late December, we completed drilling at the Vancouver-1 exploration well (Hess 40%) located in Green Canyon Block 287 which did not encounter commercial quantities of hydrocarbons. Accordingly, 2024 results include $92 million in exploration expense for well costs incurred through December 31, 2024. Additional exploration expense related to the Vancouver-1 exploration well of approximately $25 million is expected to be recognized in the first quarter of 2025 for well costs incurred after December 31, 2024. In March, we were awarded 20 leases in the U.S. Department of Interior’s Lease Sale 261 for $88 million. In the second quarter of 2025, we plan to bring online the Hess operated Black Pearl development well (Hess 25%) as a tieback to the Stampede production facilities. In 2025, we also plan to participate in three wells.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 186,000 bopd in 2024 (2023: 115,000 bopd), which included 29,000 bopd of tax barrels (2023: 14,000 bopd). Net production in Guyana was higher in 2024 primarily due to the start-up of the third development on the block, Payara, which commenced production in November 2023. We forecast net production to be in the range of 180,000 bopd to 185,000 bopd in the first quarter of 2025, which includes tax barrels of approximately 20,000 bopd. In 2024, we sold 59 cargos of crude oil from Guyana compared with 37 cargos in 2023. We expect to sell 14 cargos of crude oil in the first quarter of 2025.
A fourth development, Yellowtail, was sanctioned in April 2022 and will utilize the ONE GUYANA FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in the fourth quarter of 2025. Six drill centers are planned with up to 26 production wells and 25 injection wells.

A fifth development, Uaru, was sanctioned in April 2023 and will utilize the Errea Wittu FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in 2026. Ten drill centers are planned with up to 21 production wells and 23 injection wells.
A sixth development, Whiptail, was sanctioned in April 2024 and will utilize the Jaguar FPSO with a production capacity of approximately 250,000 gross bopd, with first production expected in 2027. Ten drill centers are planned with up to 24 production wells and 24 injection wells.
The application for the environmental permit for the seventh development, Hammerhead, has been filed with Guyana’s Environmental Protection Agency. Pending government and regulatory approval and project sanctioning, the development is expected to have a production capacity of approximately 150,000 gross bopd, with first production anticipated in 2029.
In 2024, ExxonMobil Guyana Ltd. completed construction of a 130-mile pipeline in order to transport approximately 50 million standard cubic feet of natural gas per day from the Liza Field to a 300 megawatt onshore power plant, which will be constructed and operated by the Government of Guyana.
In 2024, the operator drilled a total of eight successful exploration and appraisal wells that encountered hydrocarbons and one unsuccessful exploration well for which the well costs were expensed. In 2025, the operator plans to utilize five drillships to continue to perform exploration, appraisal, and development activities.
•In the Gulf of Thailand, net production from Block A‑18 of the JDA averaged 31,000 boepd in 2024 (2023: 36,000 boepd), including contribution from unitized acreage in Malaysia, while net production from North Malay Basin (NMB) averaged 29,000 boepd in 2024 (2023: 30,000 boepd). At the JDA, the operator drilled two production wells during 2024. In June 2024, the regulator provided notification that the current PSC for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029. At the JDA, the operator plans to drill two development wells in 2025. At NMB, we drilled five production wells during 2024. In 2025, we plan to continue development activities at NMB.
The following is an update of significant Midstream activities during 2024:
•Hess Midstream LP completed three underwritten public equity offerings of an aggregate of 35.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offerings.
•HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased 8.4 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP in three transactions, for which we received proceeds of $113 million.

Liquidity and Capital and Exploratory Expenditures
At December 31, 2024, cash and cash equivalents were $1,171 million (2023: $1,688 million) and consolidated debt was $8,578 million (2023: $8,613 million), which includes Hess Midstream debt that is nonrecourse to Hess Corporation of $3,472 million at December 31, 2024 (2023: $3,211 million).
Capital and exploratory expenditures were as follows (in millions):

	2024	2023	2022
E&P Capital and Exploratory Expenditures:
United States
North Dakota	$1,279	$1,138	$807
Offshore and other	478	290	224
Total United States	1,757	1,428	1,031
Guyana	2,932	2,518	1,345
Malaysia and JDA	147	189	275
Other (a)	23	41	70
E&P Capital and Exploratory Expenditures	$4,859	$4,176	$2,721

Exploration Expenses Charged to Income Included Above:
United States	$104	$106	$107
International	41	37	25
Total Exploration Expenses Charged to Income included above	$145	$143	$132

Midstream Capital Expenditures:
Midstream Capital Expenditures	$288	$246	$232
(a)Other includes our interests in Libya (sold in November 2022), and certain non-producing countries.
Our E&P capital and exploratory expenditures are projected to be approximately $4.5 billion in 2025, inclusive of capitalized interest of approximately $240 million, compared with $4.9 billion in 2024. Capital investment for our Midstream operations is expected to be approximately $300 million in 2025, compared with $288 million in 2024.
Consolidated Results of Operations
Results by Segment:
The after-tax income (loss) by major operating activity is summarized below:

	2024	2023	2022

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$2,780	$1,601	$2,396
Midstream	276	252	269
Corporate, Interest and Other	(287)	(471)	(569)
Total	$2,769	$1,382	$2,096
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$9.03	$4.52	$6.80
Diluted	$8.98	$4.49	$6.77
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

Items Affecting Comparability of Earnings Between Periods:
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods.  The items in the table below are explained on pages 40 through 41.

	2024	2023	2022

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After Income Taxes:
Exploration and Production	$(214)	$(101)	$22
Midstream	—	—	—
Corporate, Interest and Other	—	(69)	(102)
Total	$(214)	$(170)	$(80)
The following table presents the pre-tax amount of items affecting comparability of income (expense) by financial statement line item in the Statement of Consolidated Income on page 58.  The items in the table below are explained on pages 40 through 41.

	Before Income Taxes
	2024	2023	2022

	(In millions)
Gains on asset sales, net	$—	$—	$98
Other, net	(35)	(17)	—
Operating costs and expenses	(18)	—	—
Exploration expenses, including dry holes and lease impairment	(48)	(52)	—
General and administrative expenses	—	(52)	(124)
Impairment	(132)	(82)	(54)
Total Items Affecting Comparability of Earnings Between Periods, Pre-Tax	$(233)	$(203)	$(80)
Reconciliations of GAAP and Non-GAAP Measures:
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	2024	2023	2022

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$2,769	$1,382	$2,096
Less: Total items affecting comparability of earnings between periods, after-tax	(214)	(170)	(80)
Adjusted Net Income Attributable to Hess Corporation	$2,983	$1,552	$2,176
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	2024	2023	2022

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$5,600	$3,942	$3,944
Changes in operating assets and liabilities	753	552	1,177
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$6,353	$4,494	$5,121
Adjusted net income attributable to Hess Corporation is a non-GAAP financial measure, which we define as reported net income attributable to Hess Corporation excluding items identified as affecting comparability of earnings between periods, which are summarized on pages 40 through 41. Management uses adjusted net income to evaluate the Corporation’s operating performance and believes that investors’ understanding of our performance is enhanced by disclosing this measure, which excludes certain items that management believes are not directly related to ongoing operations and are not indicative of future business trends and operations.
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
Comparison of Results
Exploration and Production
Following is a summarized statement of income for our E&P operations:

	2024	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$12,869	$10,500	$11,324
Gains on asset sales, net	1	—	76
Other, net	37	50	102
Total revenues and non-operating income	12,907	10,550	11,502
Costs and Expenses
Marketing, including purchased oil and gas	2,695	2,809	3,394
Operating costs and expenses	1,631	1,479	1,186
Production and severance taxes	234	216	255
Midstream tariffs	1,376	1,245	1,193
Exploration expenses, including dry holes and lease impairment	326	317	208
General and administrative expenses	321	254	224
Depreciation, depletion and amortization	2,282	1,852	1,520
Impairment	132	82	54
Total costs and expenses	8,997	8,254	8,034
Results of Operations Before Income Taxes	3,910	2,296	3,468
Provision for income taxes	1,130	695	1,072
Net Income Attributable to Hess Corporation	$2,780	$1,601	$2,396
Excluding the E&P items affecting comparability of earnings between periods in the table on page 40, the changes in E&P results are primarily attributable to changes in selling prices, production and sales volumes, marketing expenses, cash operating costs, Midstream tariffs, DD&A expense, exploration expenses and income taxes, as discussed below.

Selling Prices: The impact of changes in realized selling prices in 2024 to after-tax earnings was not significant, compared with 2023. Our average selling prices were as follows:

	2024	2023	2022
Average Selling Prices (a)
Crude Oil – Per Barrel (Including Hedging)
United States
North Dakota	$72.11	$70.44	$81.06
Offshore	75.07	72.06	81.38
Total United States	72.70	70.80	81.14
Guyana	80.04	80.72	89.86
Malaysia and JDA	77.76	75.51	89.77
Other (b)	—	—	93.67
Worldwide	77.28	75.97	85.76

Crude Oil – Per Barrel (Excluding Hedging)
United States
North Dakota	$72.11	$73.80	$91.26
Offshore	75.07	75.39	91.51
Total United States	72.70	74.15	91.32
Guyana	80.04	82.20	96.52
Malaysia and JDA	77.76	75.51	89.77
Other (b)	—	—	101.92
Worldwide	77.28	78.29	94.15

Natural Gas Liquids – Per Barrel
United States
North Dakota	$21.75	$20.77	$35.09
Offshore	21.73	20.87	35.24
Worldwide	21.75	20.77	35.09

Natural Gas – Per Mcf
United States
North Dakota	$1.17	$1.68	$5.50
Offshore	1.78	2.16	6.21
Total United States	1.25	1.76	5.66
Malaysia and JDA	6.57	5.95	5.62
Other (b)	—	—	5.93
Worldwide	4.20	4.32	5.64
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for 2024 would be $79.70 per barrel for crude oil (including hedging) (2023: $79.30; 2022: $89.50), $79.70 per barrel for crude oil (excluding hedging) (2023: $81.62; 2022: $97.89), $21.86 per barrel for NGL (2023: $21.01; 2022: $35.44) and $4.31 per mcf for natural gas (2023: $4.47; 2022: $5.76).
(b)Other includes our interests in Libya (sold in November 2022).
There were no crude oil hedging activities in 2024 as such strategies are subject to certain limitations under the Merger Agreement. Crude oil hedging activities in 2023 were a net loss of $190 million before and after income taxes, and a net loss of $585 million before and after income taxes in 2022.

Production Volumes:  Our daily worldwide net production was as follows:

	2024	2023	2022

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	91	83	75
Offshore	23	22	22
Total United States	114	105	97
Guyana	186	115	78
Malaysia and JDA	5	5	4
Other (a)	—	—	15
Total	305	225	194

Natural Gas Liquids – Barrels
United States
North Dakota	74	67	53
Offshore	2	2	2
Total United States	76	69	55

Natural Gas – Mcf
United States
North Dakota	232	191	156
Offshore	35	43	44
Total United States	267	234	200
Malaysia and JDA	332	368	360
Other (a)	—	—	10
Total	599	602	570

Barrels of Oil Equivalent	481	394	344

Crude oil and natural gas liquids as a share of total production	79%	75%	72%
(a)Other includes our interests in Libya (sold in November 2022) which produced 17,000 boepd for 2022.
We forecast total net production to be in the range of 465,000 boepd to 475,000 boepd in the first quarter of 2025.
Net production variances related to 2024 and 2023 are summarized as follows:
United States:  North Dakota net production was higher in 2024, primarily reflecting increased drilling and completion activity.
International:  Net production in Guyana was higher in 2024, primarily due to start-up of the third development on the Stabroek Block, Payara, which commenced production in November 2023. Net production from Guyana included 29,000 bopd of tax barrels in 2024 (2023: 14,000 bopd). Net production in Malaysia and JDA was lower in 2024 due to planned maintenance at JDA.
Sales Volumes:  Higher sales volumes in 2024 increased after-tax earnings by approximately $1,985 million, compared with 2023. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	2024	2023	2022

	(In thousands)
Crude oil – barrels	111,284	81,941	69,679
Natural gas liquids – barrels	28,051	25,184	19,843
Natural gas – mcf	219,269	219,750	208,001
Barrels of Oil Equivalent	175,880	143,750	124,189

Crude oil – barrels per day	304	225	191
Natural gas liquids – barrels per day	77	69	54
Natural gas – mcf per day	599	602	570
Barrels of Oil Equivalent Per Day	481	394	340

Marketing, including purchased oil and gas (Marketing expense):  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the U.S., and transportation and other distribution costs for U.S. and Guyana marketing activities. Marketing expense was lower in 2024, compared to 2023, primarily due to lower purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Cash operating costs increased in 2024, compared to 2023, primarily due to Guyana following the start-up of Payara in November 2023 partially offset by lower FPSO lease payments following the purchase of the Liza Unity in November 2023, increased maintenance activity in North Dakota, and start-up of the Pickerel well (Hess 100%) in June 2024. On a per-unit basis, the decrease in cash operating costs in 2024, compared to 2023, primarily reflects the impact of the higher production volumes.
Midstream Tariffs Expense:  Tariffs expense increased in 2024, compared to 2023, primarily due to higher throughput volumes. We estimate Midstream tariffs expense to be in the range of $350 million to $360 million in the first quarter of 2025.
DD&A Expense:  DD&A expense was higher in 2024, compared to 2023, primarily due to higher production volumes from Guyana following the start-up of Payara in November 2023, and start-up of the Pickerel well (Hess 100%) in June 2024.
Unit Costs:  Unit cost per boe information is based on total E&P net production volumes and excludes items affecting comparability of earnings as disclosed on page 40.  Actual and forecast unit costs per boe are as follows:

	Actual			Forecast range
	Twelve Months Ended December 31,			Three Months Ended March 31,
	2024	2023	2022	2025
Cash operating costs (a)	$12.31	$13.57	$13.28	$12.50	—	$13.00
DD&A expense (b)	12.96	12.89	12.13	13.50	—	13.50
Total Production Unit Costs	$25.27	$26.46	$25.41	$26.00	—	$26.50
(a)Cash operating costs per boe, excluding Libya, were $13.77 in 2022.
(b)DD&A expense per boe, excluding Libya, was $12.59 in 2022.
Exploration Expenses:  Exploration expenses, including items affecting comparability of earnings described below, were as follows:

	2024	2023	2022

	(In millions)
Exploratory dry hole costs (a)	$159	$147	$56
Exploration lease impairment	22	27	20
Geological and geophysical expense and exploration overhead	145	143	132
	$326	$317	$208
(a)Exploratory dry hole costs in 2024 primarily relates to the Vancouver-1 well in the Gulf of America, previously capitalized exploratory wells (see Items Affecting Comparability of Earnings Between Periods on page 40) and the Trumpetfish-1 exploration well at the Stabroek Block, offshore Guyana. In 2023, dry hole costs primarily related to the Ephesus exploration well, offshore Newfoundland, Canada, the Kokwari-1 and Fish/Tarpon-1 exploration wells at the Stabroek Block, offshore Guyana, and the write-off of a previously capitalized exploratory well (see Items Affecting Comparability of Earnings Between Periods on page 40). Dry hole costs in 2022 primarily related to the Fish/Tarpon-1 well and Banjo-1 well at the Stabroek Block, offshore Guyana.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $60 million to $65 million in the first quarter of 2025.
Income Taxes: In 2024, E&P income tax expense was $1,130 million compared to $695 million in 2023. The increase in income tax expense in 2024 compared to 2023 was primarily due to higher income tax expense in Guyana as a result of higher pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with GAAP. As of December 31, 2024, we have a valuation allowance in our Consolidated Balance Sheet of $3,719 million, primarily related to the U.S. (non-Midstream) which is in a cumulative loss position.

Actual effective tax rates are as follows:

	2024	2023	2022
	%	%	%
Effective income tax benefit (expense) rate	(29)	(30)	(31)
Adjusted effective income tax benefit (expense) rate (a)	(28)	(30)	(19)
(a)Excludes any contribution from Libya, sold in November 2022, and items affecting comparability of earnings.
E&P income tax expense, excluding items affecting comparability of earnings, is expected to be in the range of $260 million to $270 million in the first quarter of 2025.
Items Affecting Comparability of Earnings Between Periods:  Reported E&P earnings include the following items affecting comparability of income (expense):

	Before Income Taxes			After Income Taxes
	2024	2023	2022	2024	2023	2022

	(In millions)
Impairment	$(132)	$(82)	$(54)	$(130)	$(82)	$(54)
JDA non-renewal of PSC	(66)	—	—	(52)	—	—
Pension plan amendment	(35)	—	—	(32)	—	—
Dry hole expenses	—	(52)	—	—	(52)	—
Gains on asset sales, net	—	—	76	—	—	76
Release of deferred tax asset valuation allowance	—	—	—	—	33	—
	$(233)	$(134)	$22	$(214)	$(101)	$22
The pre-tax amounts of E&P items affecting comparability of income (expense) as presented in the Statement of Consolidated Income are as follows:

	Before Income Taxes
	2024	2023	2022

	(In millions)
Gains on asset sales, net	$—	$—	$76
Other, net	(35)	—	—
Operating costs and expenses	(18)	—	—
Exploration expenses, including dry holes and lease impairment	(48)	(52)	—
Impairment	(132)	(82)	(54)
	$(233)	$(134)	$22
2024:
•Impairment: We recorded a pre-tax charge of $92 million ($92 million after income taxes) to fully impair the net book value of our interests in Conger, a mature field in the Gulf of America, due to a mechanical issue on one of the main producing wells, and a pre-tax charge of $40 million ($38 million after income taxes) resulting from revisions to our estimated abandonment liabilities for uneconomic properties, primarily in the Gulf of America. See Note 12, Impairment in the Notes to Consolidated Financial Statements.
•JDA non-renewal of PSC: We recorded a pre-tax charge of $48 million ($38 million after income taxes) to write-off previously capitalized exploration wells (See Note 3, Property, Plant and Equipment in the Notes to Consolidated Financial Statements), and a pre-tax charge of $18 million ($14 million after income taxes) related to materials and supplies inventory recorded to Operating costs and expenses in the Statement of Consolidated Income, both in the JDA, based on the regulator’s notification that the current PSC for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029.
•Pension plan amendment: We recorded a pre-tax charge of $35 million ($32 million after income taxes), included in Other, net in the Statement of Consolidated Income, resulting from amendments to the Corporation’s pension plan in the United Kingdom, associated with the purchase of a bulk annuity policy as part of the ongoing process to settle the plan’s liabilities. See Note 9, Retirement Plans in the Notes to Consolidated Financial Statements.
2023:
•Dry hole expenses: We recorded a pre-tax charge of $52 million ($52 million after income taxes) to write-off the Huron-1 exploration well in the Gulf of America, which was completed in 2022, based on the decision by the Corporation and its partners in the fourth quarter of 2023 to exit the project.

•Impairment: We recorded a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to our estimated abandonment obligations in the West Delta Field in the Gulf of America. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC as part of its approved bankruptcy plan in 2021. See Note 12, Impairment in the Notes to Consolidated Financial Statements.
•Release of deferred tax asset valuation allowance: We recorded a noncash income tax benefit of $33 million, which resulted from the reversal of a valuation allowance against net deferred tax assets in Malaysia.
2022:
•Gains on asset sales, net:  We recognized a pre-tax gain of $76 million ($76 million after income taxes) associated with the sale of our interest in the Waha Concession in Libya.
•Impairment: We recorded charges of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of America and $26 million ($26 million after income taxes) related to the Penn State Field in the Gulf of America. See Note 12, Impairment in the Notes to Consolidated Financial Statements.
Midstream
Following is a summarized statement of income for our Midstream operations:

	2024	2023	2022

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$1,495	$1,349	$1,273
Other, net	16	8	8
Total revenues and non-operating income	1,511	1,357	1,281
Costs and Expenses
Operating costs and expenses	347	313	280
General and administrative expenses	26	26	23
Interest expense	204	179	150
Depreciation, depletion and amortization	203	193	181
Total costs and expenses	780	711	634
Results of Operations Before Income Taxes	731	646	647
Provision for income taxes	72	38	27
Net income	659	608	620
Less: Net income attributable to noncontrolling interests	383	356	351
Net Income Attributable to Hess Corporation	$276	$252	$269
Sales and other operating revenues increased from 2023 primarily due to higher throughput volumes. Operating costs and expenses increased from 2023 primarily as a result of the higher throughput volumes. Interest expense increased from 2023 primarily due to the new $600 million 6.500% fixed-rate senior unsecured notes issued during the second quarter of 2024. DD&A expense increased from 2023 primarily due to additional assets placed in service. Provision for income taxes increased from 2023 primarily driven by increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2023 and 2024.
Net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $70 million in the first quarter of 2025.

Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	2024	2023	2022

	(In millions)
Corporate and other expenses (excluding items affecting comparability)	$79	$103	$124
Interest expense	340	347	353
Less: Capitalized interest	(132)	(48)	(10)
Interest expense, net	208	299	343
Corporate, Interest and Other expenses before income taxes	287	402	467
Provision for income taxes	—	—	—
Corporate, Interest and Other expenses after income taxes	287	402	467
Items affecting comparability of earnings between periods, after income taxes	—	69	102
Net Corporate, Interest and Other expenses after income taxes	$287	$471	$569
Corporate and other expenses, excluding items affecting comparability, were lower in 2024 compared to 2023 primarily due to lower legal fees and other general and administrative expenses, partially offset by lower interest income. Interest expense, net was lower in 2024 compared to 2023 primarily due to higher capitalized interest associated with the Yellowtail, Uaru, and Whiptail development projects in Guyana.
First quarter 2025 corporate and other expenses, excluding items affecting comparability, are expected to be approximately $40 million, and interest expense, net is expected to be in the range of $35 million to $40 million.
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
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources at December 31:

	2024	2023

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,171	$1,688
Current portion of long-term debt	23	311
Total debt (b)	8,578	8,613
Total equity	12,003	9,602
Debt to capitalization ratio for debt covenants (c)	28.3%	33.6%
(a)Includes $5 million of cash attributable to our Midstream segment at December 31, 2024 (2023: $6 million) of which, $4 million is held by Hess Midstream LP at December 31, 2024 (2023: $5 million).
(b)Includes $3,472 million of debt outstanding from our Midstream segment at December 31, 2024 (2023: $3,211 million) that is non-recourse to Hess Corporation.
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

Cash Flows
The following table sets forth a summary of our cash flows:

	2024	2023	2022

	(In millions)
Net cash provided by (used in):
Operating activities	$5,600	$3,942	$3,944
Investing activities	(4,937)	(4,113)	(2,555)
Financing activities	(1,180)	(627)	(1,616)
Net Increase (Decrease) in Cash and Cash Equivalents	$(517)	$(798)	$(227)
Operating Activities:  Net cash provided by operating activities was $5,600 million in 2024 (2023: $3,942 million), while net cash provided by operating activities before changes in operating assets and liabilities was $6,353 million in 2024 (2023: $4,494 million). Net cash provided by operating activities before changes in operating assets and liabilities increased from 2023 primarily due to higher production volumes. Changes in operating assets and liabilities in 2024 reduced cash flow from operating activities by $753 million primarily due to payments for abandonment activities, the purchase of REDD+ carbon credits in accordance with our long-term agreement with the Government of Guyana, and a payment in connection with a legal settlement related to our former downstream business, HONX, Inc. Changes in operating assets and liabilities in 2023 reduced net cash provided by operating activities by $552 million primarily due to premiums paid for crude oil hedge contracts and payments for abandonment activities.
Investing Activities:  Additions to Property, Plant and Equipment were $4,946 million in 2024 (2023: $4,108 million).  The increase is primarily due to higher development activities in Guyana and higher drilling activity in the Gulf of America and the Bakken. 2024 Additions to Property, Plant and Equipment included the purchases of the Liza Destiny and Prosperity FPSOs for approximately $635 million, while 2023 Additions to Property, Plant and Equipment included the purchase of the Liza Unity FPSO for approximately $380 million.
Financing Activities:  Common stock dividends paid were $579 million in 2024 (2023: $539 million) reflecting a 14% increase in our dividend on common stock commencing in the third quarter of 2024.
Net borrowings (repayments) of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility. In 2023, the proceeds from the HESM Opco revolving credit facility were used primarily to finance the repurchase of HESM Opco Class B units. Borrowings in 2024 resulted from the issuance by HESM Opco of $600 million of 6.500% fixed-rate senior unsecured notes due in 2029, and the proceeds were primarily used to reduce debt outstanding under HESM Opco’s revolving credit facility. Repayments of debt in 2024 primarily resulted from the $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024. Net cash outflows to noncontrolling interests were $551 million in 2024 (2023: $550 million) which included $187 million paid to GIP for the repurchase by HESM Opco of GIP-owned Class B units (2023: $212 million). In 2023, we received net proceeds of $167 million from the public offering of Class A shares in Hess Midstream LP.
Future Capital Requirements and Resources
At December 31, 2024, we had $1.17 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $4.5 billion. In 2025, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at December 31, 2024 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A. Risk Factors for a discussion of risks related to the Merger.

The table below summarizes the capacity, usage, and available capacity of our borrowing and letter of credit facilities at December 31, 2024:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	75	—	8	8	67
Uncommitted lines	Various (a)	77	—	77	77	—
Total – Hess Corporation		$3,402	$—	$85	$85	$3,317
Midstream
Revolving credit facility (b)	July 2027	$1,000	$15	$—	$15	$985
Total – Midstream		$1,000	$15	$—	$15	$985
(a)Committed and uncommitted lines have expiration dates through 2025.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2024, Hess Corporation was in compliance with these financial covenants. The most restrictive of the financial covenants relating to our fixed-rate senior unsecured notes and our revolving credit facility would allow us to borrow up to an additional $3,226 million of secured debt at December 31, 2024.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream
At December 31, 2024, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at December 31, 2024. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At December 31, 2024, borrowings of $15 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $385 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At December 31, 2024, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At December 31, 2024, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.

Cash Requirements
Our cash obligations and commitments over the next twelve months include accounts payable, accrued liabilities, the current portion of long-term debt, interest, lease payments, and purchase obligations which cover a portion of our planned capital expenditure program in 2025 and include commitments for oil and gas production expenses, carbon credits, transportation and related contracts, seismic purchases and other normal business expenses.
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
•Purchase obligations: We were contractually committed at December 31, 2024 for certain long-term capital expenditures and operating expenses.  Long-term obligations for operating expenses include commitments for oil and gas production expenses, transportation and related contracts, carbon credits, seismic purchases and other normal business expenses.  See Note 17, Guarantees, Contingencies and Commitments in the Notes to Consolidated Financial Statements.
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
Crude Oil and Natural Gas Reserves:  The determination of estimated proved reserves is a significant element in arriving at the results of operations of E&P activities.  The estimates of proved reserves affect well capitalization, the unit of production depreciation rates of proved properties and wells and equipment, as well as impairment testing of oil and gas assets.
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
Proved reserves are calculated using the average price during the twelve-month period ending December 31 determined as an unweighted arithmetic average of the price on the first day of each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  As discussed in Part 1, Item 1A. Risk Factors, crude oil prices are volatile which can have an impact on our proved reserves. Crude oil prices used in the determination of proved reserves at December 31, 2024 were $74.88 per barrel for WTI (2023: $78.10) and $78.81 per barrel for Brent (2023: $82.51). At December 31, 2024, spot prices closed at $71.72 per barrel for WTI and $74.64 per barrel for Brent. If crude oil prices in 2025 are at levels below that used in determining 2024 proved reserves, we may recognize negative revisions to our December 31, 2025 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2025 above those used in determining 2024 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2025.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2025, due to numerous currently unknown factors, including 2025 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2025 reservoir performance, the levels to which industry costs will change in response to 2025 crude oil prices, and management’s plans as of December 31, 2025 for developing proved undeveloped reserves.  A 10% change in proved developed and proved undeveloped reserves at December 31, 2024 would result in an approximate $230 million pre-tax change in depreciation, depletion, and amortization expense for 2025 based on projected production volumes.  See the Supplementary Oil and Gas Data on pages 93 through 102 in the accompanying financial statements for additional information on our oil and gas reserves.
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
At December 31, 2024, the Consolidated Balance Sheet reflects a $3,719 million valuation allowance against the net deferred tax assets for multiple jurisdictions based on the evaluation of the accounting standards described above. The amount of the deferred tax asset considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight can be given to subjective evidence. At December 2024, the U.S. (non-Midstream) is in a cumulative loss position. Until we see a significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets. If anticipated future earnings are exceeded, sufficient positive evidence may become available to support the release of valuation allowance in the future. This would result in the recognition of certain deferred tax assets on the balance sheet and a decrease to income tax expense for the period in which the release is recorded.
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
Discount rates used for measuring the present value of future plan obligations and net periodic benefit cost:  The discount rates used to estimate our projected benefit obligations and net periodic benefit cost is based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.  At December 31, 2024, a 0.25% decrease in the discount rate assumptions would increase projected benefit obligations by approximately $65 million and would increase forecasted 2025 annual net periodic benefit expense by approximately $2 million.  The increase in the projected benefit obligations would decrease the funded status of our pension plans, but any decrease in the funded status would be partially mitigated by increases in the fair value of fixed income investments in the asset portfolios.
Expected long-term rates of returns on plan assets:  The expected rate of return on plan assets is developed from the expected future returns for each asset category, weighted by the target allocation of plan assets to that asset category.  The future expected rate of return assumptions for individual asset categories are largely based on inputs from various investment experts regarding their future return expectations for particular asset categories.  At December 31, 2024, a 0.25% decrease in the expected long-term rates of return on plan assets assumption would increase forecasted 2025 annual net periodic benefit expense by approximately $5 million.

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
Environment, Health and Safety
Our long-term vision and values provide a foundation for how we do business and define our commitment to meeting high standards of corporate citizenship and creating a positive impact on the communities where we do business. Our strategy is reflected in our EHS & SR policies and by a management system framework that helps protect our workforce, customers and local communities. Our management systems are intended to promote internal consistency, adherence to policy objectives and continual improvement in EHS & SR performance. Improved performance may, in the short‑term, increase our operating costs and could also require increased capital expenditures to reduce potential risks to our assets, reputation and license to operate. In addition to enhanced EHS & SR performance, improved productivity and operational efficiencies may be realized from investments in EHS & SR. We have programs in place to evaluate regulatory compliance, audit facilities, train employees, prevent and manage risks and emergencies and to generally meet corporate EHS & SR goals and objectives.
Environmental Matters
We recognize that climate change is a global environmental concern. We assess, monitor and take measures to reduce our carbon footprint at existing and planned operations. The EPA has adopted a series of GHG monitoring, reporting, and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting further legislation to reduce GHG emissions. For example, in March 2024, the EPA published a final rule in the Federal Register to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. In addition, the IRA includes a methane emissions reduction program for petroleum and natural gas systems, which requires the EPA to impose a “waste emissions charge” on excess methane emissions from certain natural gas and oil sources that are required to report under EPA’s Greenhouse Gas Reporting Program. In November 2024, the EPA finalized a rule to implement Congress’ directive in the IRA to impose a fee on excess methane emissions from the oil and gas sector. Furthermore, states have taken measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. In addition, New York and Vermont enacted legislation in 2024 that seeks to impose retroactive strict liability on certain companies engaged in the extraction and refining of oil and gas for the funding of state climate adaptation funds. Other states are considering enacting similar measures. At the international level, the Paris Agreement on climate change adopted in 2015 aimed to enhance global response to global temperature changes and to reduce GHG emissions, among other things, which has been reaffirmed by subsequent United Nations Climate Change Conferences, although in January 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement.

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
We will have continuing expenditures for environmental assessment and remediation. Sites where corrective action may be necessary include E&P facilities, sites from discontinued operations where we retained liability and, although not currently significant, EPA “Superfund” sites where we have been named a potentially responsible party. We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. For additional information, see Item 3. Legal Proceedings. At December 31, 2024, our reserve for estimated remediation liabilities was $35 million. We expect that existing reserves for environmental liabilities will adequately cover costs to assess and remediate known sites. Our remediation spending was $17 million in 2024 (2023: $28 million; 2022: $23 million). The amount of other expenditures incurred to comply with federal, state, local and foreign country environmental regulations is difficult to quantify as such costs are captured as mostly indistinguishable components of our capital expenditures and operating expenses.
As an element of our EHS and SR strategy, we purchase carbon credits annually to offset 100 percent of our estimated Scope 3 business travel emissions and 100 percent of our estimated Scope 1 and Scope 3 emissions associated with operating the Corporation’s truck fleet, aviation activities (aircraft and helicopters) and personal and rental vehicle miles driven on company business. We also offset purchased electricity used in our operations from nonrenewable sources by purchasing renewable energy certificates. The cost of these purchased and retired renewable energy certificates was not material to our financial results in 2024 and are included in Operating costs and expenses in the Statement of Consolidated Income.
In December 2022, we announced an agreement with the Government of Guyana to purchase 37.5 million REDD+ carbon credits, including current and future issuances, for a minimum of $750 million from 2022 through 2032 to prevent deforestation and support sustainable development in Guyana. These credits will be on the ART Registry and will be independently verified to represent permanent and additional emissions reductions under ART’s REDD+ Environmental Standard 2.0 (TREES). This agreement adds to the Corporation’s ongoing emissions reduction efforts and is an important part of our commitment to achieve net zero Scope 1 and 2 greenhouse gas emissions on an equity basis by 2050. As of December 31, 2024, we have purchased 15 million REDD+ carbon credits registered on the ART Registry for $238 million under this agreement, which is included in non-current Other assets in the Consolidated Balance Sheet.
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
Production and Well Integrity: Our U.S. onshore production facilities are subject to U.S. federal government, state and local regulations regarding the use of hydraulic fracturing and well control and integrity. Our offshore production facilities in the Gulf of America are subject to the U.S. federal government’s Safety and Environmental Management System regulations, which provide a systematic approach for identifying, managing and mitigating hazards. Adapting to new technical standards and procedures in production and in our well integrity management system is fundamental to our aim of protecting the environment as well as the health and safety of our workforce and the communities in which we operate, and to safeguarding our product.
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
Controls:  We maintain a control environment under the direction of our Chief Risk Officer.  Controls over instruments used in financial risk management activities include volumetric and term limits.  Our Treasury department is responsible for administering and monitoring foreign exchange rate and interest rate hedging programs using similar controls and processes, where applicable.  Hedging strategies are reviewed annually by the Audit Committee of the Board of Directors. Such strategies are subject to certain limitations under the Merger Agreement.
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
Financial Risk Management Activities
We have outstanding foreign exchange contracts with notional amounts totaling $189 million at December 31, 2024 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million at December 31, 2024.
At December 31, 2024, our total long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,578 million and a fair value of $8,750 million. A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $395 million or $425 million, respectively. Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The Corporation’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

By	/s/ John P. Rielly	By	/s/ John B. Hess
	John P. Rielly Executive Vice President and Chief Financial Officer		John B. Hess Chief Executive Officer
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Hess Corporation and consolidated subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hess Corporation and consolidated subsidiaries (the Corporation) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Corporation as of December 31, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Houston, Texas
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hess Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hess Corporation and consolidated subsidiaries (the Corporation) as of December 31, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Depreciation, depletion and amortization of proved developed oil and gas properties
Description of the Matter	The Corporation’s Property, plant and equipment — net was $19,921 million at December 31, 2024, and Depreciation, depletion and amortization (DD&A) was $2,487 million for the year then ended. As noted in the consolidated financial statements, the Corporation follows the successful efforts method of accounting for its exploration and production activities. Under this method, depreciation and depletion expense for oil and gas production facilities and wells is calculated and recorded using the units of production method over proved developed oil and gas reserves. Proved oil and gas reserves are calculated in accordance with the Securities and Exchange Commission regulations and the requirements of the Financial Accounting Standards Board. Proved oil and gas reserves are quantities, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations.

The Corporation's DD&A expense calculation includes (i) subjective judgments by the Corporation’s geoscience and reservoir engineering professionals when developing the estimates of proved developed oil and gas reserve volumes, and (ii) a high degree of auditor judgment in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by the Corporation’s geoscience and reservoir engineering professionals and its independent petroleum engineering consulting firm (together the “Engineers”) in developing the estimates of proved developed oil and gas reserve volumes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A expense calculation related to the units of production method over proved developed oil and gas reserves. This included controls over the completeness and accuracy of data used by the Engineers related to historical production volumes used in estimating proved developed oil and gas reserves.
The work of the Engineers was used in performing our procedures to evaluate the reasonableness of the proved developed oil and gas reserve volumes. As a basis for using this work, the qualifications of the Engineers were understood and the Corporation’s relationship with the Engineers was assessed. Our audit procedures performed, also included, among others, i) evaluating the methods and assumptions used by the Engineers, ii) testing the completeness and accuracy of the data used by the Engineers related to historical production volumes, and iii) evaluating the Engineers findings related to estimated future production volumes.

/s/ Ernst & Young LLP
We have served as the Corporation’s auditor since 1971
Houston, Texas
February 27, 2025

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,171	$1,688
Accounts receivable:
From contracts with customers	1,274	1,180
Joint venture and other	196	150
Inventories	419	304
Other current assets	113	108
Total current assets	3,173	3,430
Property, plant and equipment:
Total — at cost	41,023	36,771
Less: Reserves for depreciation, depletion, amortization and lease impairment	21,102	19,339
Property, plant and equipment — net	19,921	17,432
Operating lease right-of-use assets — net	652	720
Finance lease right-of-use assets — net	90	108
Goodwill	360	360
Deferred income taxes	579	320
Post-retirement benefit assets	655	685
Other assets	1,121	952
Total Assets	$26,551	$24,007
Liabilities
Current Liabilities:
Accounts payable	$417	$402
Accrued liabilities	1,942	2,102
Taxes payable	98	85
Current portion of long-term debt	23	311
Current portion of operating and finance lease obligations	346	370
Total current liabilities	2,826	3,270
Long-term debt	8,555	8,302
Long-term operating lease obligations	404	459
Long-term finance lease obligations	132	156
Deferred income taxes	784	608
Asset retirement obligations	1,377	1,186
Other liabilities and deferred credits	470	424
Total Liabilities	14,548	14,405
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares:
Issued — 308,293,765 shares (2023: 307,158,272)	308	307
Capital in excess of par value	6,616	6,495
Retained earnings	4,500	2,318
Accumulated other comprehensive income (loss)	(208)	(134)
Total Hess Corporation stockholders’ equity	11,216	8,986
Noncontrolling interests	787	616
Total equity	12,003	9,602
Total Liabilities and Equity	$26,551	$24,007
The consolidated financial statements reflect the successful efforts method of accounting for oil and gas exploration and production activities.
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME

	Year Ended December 31,
	2024	2023	2022

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$12,896	$10,511	$11,324
Gains on asset sales, net	1	2	101
Other, net	121	132	145
Total revenues and non-operating income	13,018	10,645	11,570

Costs and Expenses
Marketing, including purchased oil and gas	2,620	2,732	3,328
Operating costs and expenses	1,961	1,776	1,452
Production and severance taxes	234	216	255
Exploration expenses, including dry holes and lease impairment	326	317	208
General and administrative expenses	492	527	531
Interest expense	412	478	493
Depreciation, depletion and amortization	2,487	2,046	1,703
Impairment	132	82	54
Total costs and expenses	8,664	8,174	8,024
Income Before Income Taxes	4,354	2,471	3,546
Provision for income taxes	1,202	733	1,099
Net Income	3,152	1,738	2,447
Less: Net income attributable to noncontrolling interests	383	356	351
Net Income Attributable to Hess Corporation	$2,769	$1,382	$2,096

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$9.03	$4.52	$6.80
Diluted	$8.98	$4.49	$6.77
Weighted Average Number of Common Shares Outstanding:
Basic	306.8	305.9	308.1
Diluted	308.3	307.6	309.6
Common Stock Dividends Per Share	$1.875	$1.750	$1.500
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net Income	$3,152	$1,738	$2,447
Other Comprehensive Income (Loss):
Derivatives designated as cash flow hedges
Effect of hedge (gains) losses reclassified to income	—	190	585
Income taxes on effect of hedge (gains) losses reclassified to income	—	—	—
Net effect of hedge (gains) losses reclassified to income	—	190	585
Change in fair value of cash flow hedges	—	(190)	(517)
Income taxes on change in fair value of cash flow hedges	—	—	—
Net change in fair value of cash flow hedges	—	(190)	(517)
Change in derivatives designated as cash flow hedges, after taxes	—	—	68
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	(87)	(22)	201
Income taxes on actuarial changes in plan liabilities	10	2	(5)
(Increase) reduction in unrecognized actuarial losses, net	(77)	(20)	196
Amortization of net actuarial losses	4	18	12
Income taxes on amortization of net actuarial losses	(1)	(1)	(1)
Net effect of amortization of net actuarial losses	3	17	11
Change in pension and other postretirement plans, after taxes	(74)	(3)	207
Other Comprehensive Income (Loss)	(74)	(3)	275
Comprehensive Income	3,078	1,735	2,722
Less: Comprehensive income attributable to noncontrolling interests	383	356	351
Comprehensive Income Attributable to Hess Corporation	$2,695	$1,379	$2,371
See accompanying Notes to Consolidated Financial Statements.

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Cash Flows From Operating Activities
Net income	$3,152	$1,738	$2,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Gains) on asset sales, net	(1)	(2)	(101)
Depreciation, depletion and amortization	2,487	2,046	1,703
Impairment	132	82	54
Exploratory dry hole costs	159	147	56
Exploration lease impairment	22	27	20
Pension prior service cost	35	—	—
Pension settlement loss	—	17	2
Stock compensation expense	100	87	83
Noncash (gains) losses on commodity derivatives, net	—	156	548
Provision (benefit) for deferred income taxes and other tax accruals	267	196	309
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(140)	(324)	(301)
(Increase) decrease in inventories	(115)	(87)	2
Increase (decrease) in accounts payable and accrued liabilities	(115)	253	50
Increase (decrease) in taxes payable	13	38	(465)
Changes in other operating assets and liabilities	(396)	(432)	(463)
Net cash provided by (used in) operating activities	5,600	3,942	3,944

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P	(4,640)	(3,884)	(2,487)
Additions to property, plant and equipment – Midstream	(306)	(224)	(238)
Proceeds from asset sales, net of cash sold	16	3	178
Other, net	(7)	(8)	(8)
Net cash provided by (used in) investing activities	(4,937)	(4,113)	(2,555)

Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	(325)	322	(86)
Debt with maturities of greater than 90 days:
Borrowings	600	—	420
Repayments	(313)	(3)	(510)
Cash dividends paid	(579)	(539)	(465)
Common stock acquired and retired	—	(20)	(630)
Proceeds from sale of Class A shares of Hess Midstream LP	—	167	146
Noncontrolling interests, net	(551)	(550)	(510)
Employee stock options exercised	21	10	52
Payments on finance lease obligations	(11)	(10)	(9)
Other, net	(22)	(4)	(24)
Net cash provided by (used in) financing activities	(1,180)	(627)	(1,616)

Net Increase (Decrease) in Cash and Cash Equivalents	(517)	(798)	(227)
Cash and Cash Equivalents at Beginning of Year	1,688	2,486	2,713
Cash and Cash Equivalents at End of Year	$1,171	$1,688	$2,486
See accompanying Notes to Consolidated Financial Statements.

 HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at December 31, 2021	$310	$6,017	$379	$(406)	$6,300	$726	$7,026
Net income	—	—	2,096	—	2,096	351	2,447
Other comprehensive income (loss)	—	—	—	275	275	—	275
Share-based compensation	1	136	—	—	137	—	137
Dividends on common stock	—	—	(465)	—	(465)	—	(465)
Sale of Class A shares of Hess Midstream LP	—	130	—	—	130	88	218
Repurchase of Class B units of Hess Midstream Operations LP	—	32	—	—	32	(215)	(183)
Common stock acquired and retired	(5)	(109)	(536)	—	(650)	—	(650)
Noncontrolling interests, net	—	—	—	—	—	(309)	(309)
Balance at December 31, 2022	$306	$6,206	$1,474	$(131)	$7,855	$641	$8,496
Net income	—	—	1,382	—	1,382	356	1,738
Other comprehensive income (loss)	—	—	—	(3)	(3)	—	(3)
Share-based compensation	1	100	—	—	101	—	101
Dividends on common stock	—	—	(538)	—	(538)	—	(538)
Sale of Class A shares of Hess Midstream LP	—	158	—	—	158	175	333
Repurchase of Class B units of Hess Midstream Operations LP	—	31	—	—	31	(220)	(189)
Noncontrolling interests, net	—	—	—	—	—	(336)	(336)
Balance at December 31, 2023	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
Net income	—	—	2,769	—	2,769	383	3,152
Other comprehensive income (loss)	—	—	—	(74)	(74)	—	(74)
Share-based compensation	1	121	(6)	—	116	—	116
Dividends on common stock	—	—	(581)	—	(581)	—	(581)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	309	309
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(157)	(157)
Noncontrolling interests, net	—	—	—	—	—	(364)	(364)
Balance at December 31, 2024	$308	$6,616	$4,500	$(208)	$11,216	$787	$12,003
See accompanying Notes to Consolidated Financial Statements.

1.  Nature of Operations, Basis of Presentation and Summary of Accounting Policies
Unless the context indicates otherwise, references to “Hess”, “the Corporation”, “Registrant”, “we”, “us” and “our” refer to the consolidated business operations of Hess Corporation and its affiliates.
Nature of Business:  Hess Corporation, incorporated in the State of Delaware in 1920, is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA), and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of America, and offshore Suriname.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at December 31, 2024 (see Note 4, Hess Midstream LP) provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
On October 22, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Chevron Corporation (Chevron) and Yankee Merger Sub Inc. (Merger Subsidiary), a direct, wholly-owned subsidiary of Chevron. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into Hess, and Hess will be the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Chevron (such transaction, the Merger). Under the terms of the Merger Agreement, if the Merger is completed, our stockholders will receive at the effective time of the Merger consideration consisting of 1.025 shares of Chevron common stock for each share of our common stock. On May 28, 2024, holders of a majority of Hess’ outstanding common stock voted to approve the Merger. Hess Guyana Exploration Limited (HGEL), a wholly-owned subsidiary of Hess, is currently in arbitration relating to the applicability of a right of first refusal (the Stabroek ROFR) contained in the operating agreement (the Stabroek JOA) among HGEL and affiliates of Exxon Mobil Corporation (Exxon Mobil) and China National Offshore Oil Corporation (CNOOC). The arbitration merits hearing about the applicability of the Stabroek ROFR to the Merger has been scheduled for May 2025, with a decision expected in the third quarter. We cannot predict the date on which the Merger will be completed because it is subject to conditions beyond our control, including the outcome of the arbitration.
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
Revenue Recognition:
Exploration and Production
Revenue is recognized from the sale of crude oil, NGL, and natural gas as performance obligations under contracts with customers are satisfied. Our responsibility to deliver each unit of quantity of crude oil, NGL, and natural gas under these contracts represent separate, distinct performance obligations. These performance obligations are satisfied at the point in time control of each unit of quantity transfers to the customer. Generally, the control of each unit of quantity transfers to the customer upon the transfer of legal title at the point of physical delivery. Pricing is variable and is determined with reference to a particular market or pricing index, plus or minus adjustments reflecting quality or location differentials. Generally, we receive payments from customers on a monthly basis, shortly after the physical delivery of the crude oil, NGL, or natural gas.
International contracts for the sale of natural gas are in the form of long-term natural gas sales agreements with government entities that have durations that are aligned with the durations of PSCs or other contractual arrangements with host governments. For international natural gas contracts with ship-or-pay provisions, penalties owed against future deliveries of natural gas due to delivery of volumes below minimum commitments are recognized as reductions to revenue in the commitment period when the shortfall occurs. International natural gas contracts may also contain take-or-pay provisions whereby the customer is required to pay for volumes not taken that are below minimum volume commitments, but the customer has certain make-up rights to receive shortfall volumes in subsequent periods. Shortfall payments received from customers when volumes purchased are below the minimum volume commitment are deferred upon receipt as a contract liability. Revenue is recognized at the earlier of when we deliver the make-up volumes in subsequent periods or when it becomes remote that the customer will exercise their make-up rights. Pricing for our international natural gas contracts are determined using contractual formulas that are based on the price of alternative fuels as obtained from price indices and other factors.
Certain crude oil, NGL, and natural gas volumes are purchased by us from third parties, including working interest partners and royalty owners in certain Hess-operated properties, before they are sold to customers. Where control over the crude oil, NGL, or natural gas transfers to us before the volumes are transferred to the customer, revenue and the associated cost of purchased volumes are presented on a gross basis in the Statement of Consolidated Income within Sales and other operating revenues and Marketing, including purchased oil and gas, respectively. Where control of crude oil, NGL, or natural gas is not transferred to us, revenue is presented net of the associated cost of purchased volumes within Sales and other operating revenues in the Statement of Consolidated Income.
Contract Balances:
At December 31, 2024 and 2023, there were no contract liabilities. During the year ended December 31, 2023, revenue of $24 million was recognized within Sales and other operating revenues that was included in the contract liability balance at December 31, 2022. The $24 million contract liability balance at December 31, 2022, resulted from a take-or-pay deficiency payment received in 2021 that was subject to a make-up period expiring in December 2023. At December 31, 2024 and 2023, there were no contract assets.
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
Revenue from Non-customers:
In Guyana, the joint venture partners (Co-Venturers) to the Stabroek Block petroleum agreement are subject to the income tax laws of Guyana and remain primarily liable for income taxes due on the results of operations, resulting in recognition of income tax expense. Pursuant to the contractual arrangements of the petroleum agreement, a portion of gross production from the block, separate from the Co-Venturers’ cost oil and profit oil entitlement, is used to satisfy the Co-Venturers’ income tax liability. This portion of gross production, referred to as tax barrels, is included in our reported production volumes and estimated proved reserves, and is recognized as sales revenue from non-customers.
Midstream
Substantially all revenue is earned by charging fees for gathering, compressing and processing natural gas and fractionating NGLs; gathering, terminaling, loading and transporting crude oil and NGLs; storing and terminaling propane; and gathering and disposing produced water. Effective January 1, 2014, certain subsidiaries of Hess Midstream LP entered into (i) gas gathering, (ii) crude oil gathering, (iii) gas processing and fractionation, (iv) storage services and (v) terminaling and export services commercial agreements with certain subsidiaries of Hess, each generally with an initial ten-year term which could be extended for an additional ten-year term at the unilateral right of the Hess Midstream LP subsidiaries. These Hess Midstream LP subsidiaries exercised their right to extend the terms of the gas gathering, crude oil gathering, gas processing and fractionation, storage services, and terminaling and export services commercial agreements for the secondary term effective January 1, 2024 through December 31, 2033. Effective January 1, 2019, a subsidiary of Hess Midstream LP entered into water gathering and disposal services agreements with a subsidiary of Hess. All the above agreements provide Hess Midstream the capacity to provide concurrent use of the services directly to third parties.
The responsibility of the Hess Midstream LP subsidiaries to provide each service for each year under each of the commercial agreements are considered separate, distinct performance obligations. Revenue is recognized over-time for each performance obligation as services are rendered using the output method, measured using the amount of volumes serviced during the period. The commercial agreements contain minimum volume commitments which fluctuate based on nominations covering substantially all of our E&P segment's existing and future owned or controlled production in the Bakken and projected third-party volumes owned or controlled by our E&P segment through dedicated third-party contracts. Minimum volume commitments are equal to 80% of the nominations and apply on a three-year rolling basis such that they are set for the three years following the most recent nomination.
If the volumes delivered are less than the applicable minimum volume commitments under the commercial agreements during any quarter, the applicable Hess subsidiary is obligated to pay a shortfall fee equal to the volume deficiency multiplied by the related gathering, processing and/or terminaling fee. During the initial term of each commercial agreement, volume deficiencies are measured quarterly and recognized as revenue in the same period, as any associated shortfall payments are not subject to future reduction or offset. During the secondary term of each commercial agreement, the applicable Hess subsidiary will be entitled to receive a credit with respect to the amount of any shortfall payment made. Such Hess subsidiary may apply the credit against the fees payable for any volumes delivered under the applicable agreement in excess of the nominated volumes up to four quarters after the credit is earned. Shortfall payments are deferred upon receipt as a contract liability. Revenue is recognized at the earlier of when the excess volumes are delivered in subsequent periods or when it becomes remote that the credit will be utilized. No credits will be provided with respect to crude oil terminaling services under the terminaling and export services commercial agreement or water handling services under the water gathering and disposal services agreements.
The Midstream segment has elected the practical expedient under the provisions of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers to recognize revenue in the amount it is entitled to invoice. All revenues, receivables, and contract balances arising from agreements between Hess Midstream LP subsidiaries and other Hess subsidiaries are eliminated upon consolidation.
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
Impairment of Goodwill:  Goodwill is tested for impairment annually on October 1st or when events or circumstances indicate it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit exceeds its fair value, an impairment loss would be recorded for the excess of the carrying value over fair value, limited by the amount of goodwill allocated to the reporting unit.  At December 31, 2024, goodwill of $360 million relates to the Midstream operating segment.
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
Income Taxes:  Deferred income taxes are determined using the liability method. We have net operating loss carryforwards or credit carryforwards in multiple jurisdictions and have recognized deferred tax assets for those losses and credits. Additionally, we have deferred tax assets due to temporary differences between the book basis and tax basis of certain assets and liabilities. Regular assessments are made as to the likelihood of those deferred tax assets being realized. If, when tested under the relevant accounting standards, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is established to reduce the deferred tax assets to the amount that is expected to be realized. The accounting standards require the evaluation of all available positive and negative evidence giving weight based on the evidence’s relative objectivity. In evaluating potential sources of positive evidence, we consider the reversal of taxable temporary differences, taxable income in carryback and carryforward periods, the availability of tax planning strategies, the existence of appreciated assets, estimates of future taxable income, and other factors. In evaluating potential sources of negative evidence, we consider a cumulative loss in recent years, any history of operating losses or tax credit carryforwards expiring unused, losses expected in early future years, unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years, and any carryback or carryforward period so brief that a significant deductible temporary difference expected to reverse in a single year would limit realization of tax benefits. We assign cumulative historical losses significant weight in the evaluation of realizability relative to more subjective evidence such as forecasts of future income. In addition, we recognize the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. We are not indefinitely reinvested with respect to the book in excess of tax basis in the investment in our foreign subsidiaries. Because of U.S. tax rules related to foreign operations, we expect that the future reversal of such temporary differences will occur free of material taxation. We classify interest and penalties associated with uncertain tax positions as income tax expense. We account for the U.S. tax effect of global intangible low-taxed income earned by foreign subsidiaries in the period that such income is earned. We utilize the aggregate approach for releasing disproportionate income tax effects from Accumulated other comprehensive income (loss).
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
Retirement Plans:  We recognize the funded status of defined benefit postretirement plans in the Consolidated Balance Sheet.  The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation.  We recognize the net changes in the funded status of these plans as a component of Other Comprehensive Income (Loss) in the year in which such changes occur.  Actuarial gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of plan assets are amortized over the average remaining service period of active employees or the remaining average expected life if a plan’s participants are predominantly inactive.
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
Environmental Expenditures:  We accrue and expense the undiscounted environmental costs necessary to remediate existing conditions related to past operations when the future costs are probable and reasonably estimable.  At December 31, 2024, our reserve for estimated remediation liabilities was $35 million, of which $14 million is classified as Accrued liabilities and $21 million is classified as Other liabilities and deferred credits in the Consolidated Balance Sheet.  Environmental expenditures that increase the life or efficiency of property or reduce or prevent future adverse impacts to the environment are capitalized.
Environmental Credits: Environmental credits are purchased to fulfill voluntary emissions reduction targets and are classified as indefinite-lived intangible assets. They are expensed when retired to offset emissions and are tested for impairment annually on October 1st, or when events or circumstances indicate it is more likely than not that fair value is less than carrying value. If the carrying value exceeds fair value, an impairment loss would be recorded for the excess of the carrying value over fair value.
In response to feedback from constituents and the staff’s related research and analysis, the Financial Accounting Standards Board (FASB) added a project to its technical agenda on May 25, 2022 to address the accounting for environmental credits due to a lack of existing guidance for accounting for environmental credits. On December 17, 2024, the FASB issued the proposed Accounting Standards Update (ASU), Environmental Credits and Environmental Credit Obligations (Topic 818). Included within the proposed ASU is a requirement to expense the cost of environmental credits that will not be sold or used to settle environmental credit obligations. Our environmental credits fall within the scope of the proposed ASU and would have been expensed in the period of purchase, instead of capitalized as indefinite-lived intangible assets, if the requirements in the proposed ASU were applied. In 2024, we purchased $88 million REDD+ carbon credits (2023: $75 million, 2022: $75 million) under a long-term agreement with the Government of Guyana that was executed in December 2022 in order to support ongoing carbon emissions reduction efforts by the Corporation. These carbon credits are registered on the ART Registry, an over-the-counter registry, and can be sold to third parties or retired to offset emissions. At December 31, 2024, the carrying value of our carbon credits of $238 million (2023: $150 million) is included in non-current Other assets in the Consolidated Balance Sheet.
New Accounting Pronouncements:
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU does not change how an entity identifies its operating segments. We adopted this ASU for fiscal year 2024 and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 18, Segment Information).
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which enhances the disclosure requirements within ASC Topic 740. The ASU requires, among other disclosures, greater disaggregation of information and the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This ASU requires disclosure of specified information about certain cost and expense captions. Such information includes the amounts of certain items included within those captions, such as the amount of employee compensation, and depreciation, depletion and amortization. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing the impact of adopting this ASU on our consolidated financial statements.
2.  Inventories
Inventories at December 31 were as follows:

	2024	2023

	(In millions)
Crude oil and natural gas liquids	$95	$72
Materials and supplies	324	232
Total Inventories	$419	$304
3.  Property, Plant and Equipment
Property, plant and equipment at December 31 were as follows:

	2024	2023

	(In millions)
Exploration and Production
Unproved properties	$179	$103
Proved properties	2,638	2,660
Wells, equipment and related facilities	33,059	29,159
	35,876	31,922
Midstream	5,117	4,819
Corporate and Other	30	30
Total — at cost	41,023	36,771
Less: Reserves for depreciation, depletion, amortization and lease impairment	21,102	19,339
Property, Plant and Equipment — Net	$19,921	$17,432
Capitalized Exploratory Well Costs:  The following table discloses the amount of capitalized exploratory well costs pending determination of proved reserves at December 31 and the changes therein during the respective years:

	2024	2023	2022

	(In millions)
Balance at January 1	$952	$886	$681
Additions to capitalized exploratory well costs pending the determination of proved reserves	225	257	298
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(117)	(133)	(93)
Capitalized exploratory well costs charged to expense	(50)	(58)	—
Balance at December 31	$1,010	$952	$886
Number of Wells at December 31	40	43	43
During the three years ended December 31, 2024, additions to capitalized exploratory well costs primarily related to drilling at the Stabroek Block (Hess 30%), offshore Guyana. At December 31, 2024, 37 exploration and appraisal wells on the Stabroek Block, with a total cost of $942 million, were capitalized pending determination of proved reserves. Other additions to capitalized exploratory well costs in 2023 include the Pickerel-1 well (Hess 100%) in the Gulf of America. Other additions to capitalized exploratory wells costs in 2022 include the Huron-1 well (Hess 40%) in the Gulf of America, and the Zanderij-1 well on Block 42 (Hess 33%), offshore Suriname.
Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2024 resulted from the sanction of the Whiptail development project, the sixth sanctioned project on the Stabroek Block. Reclassifications to wells, facilities and equipment based on the determination of proved reserves in 2023 resulted from the sanction of the Uaru development project, the fifth sanctioned project on the Stabroek Block, and the Pickerel-1 well in the Gulf of America. In 2022, reclassifications to wells, facilities and equipment based on the determination of proved reserves resulted from the sanction of the Yellowtail development project, the fourth sanctioned project on the Stabroek Block.
Capitalized exploratory well costs charged to expense in 2024 primarily relate to three exploration wells in the Malaysia/Thailand Joint Development Area (JDA) (Hess 50%) in the Gulf of Thailand for $48 million. In June 2024, the regulator provided notification that the current PSC for JDA Block A-18 will not be re-awarded to the existing PSC contractors upon its expiration in 2029. There is no plan to develop these discoveries prior to the expiration of the existing PSC. Capitalized exploratory well costs charged to expense in 2023 of $58 million primarily relate to the Huron-1 well in the Gulf of America.
The preceding table excludes well costs incurred and expensed during 2024 of $109 million, primarily related to the Vancouver-1 well in the Gulf of America and the Trumpetfish-1 well on the Stabroek Block, offshore Guyana (2023: $89 million; 2022: $56 million).
Exploratory well costs capitalized for greater than one year following completion of drilling were $787 million at December 31, 2024, separated by year of completion as follows (in millions):

2023	$214
2022	218
2021	106
2020	8
2019 and prior	241
$787
Guyana:  93% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block (Hess 30%). The operator plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
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
4.  Hess Midstream LP
Hess Midstream LP, a variable interest entity, has an "Up-C" organizational structure. We had an approximate 38% consolidated ownership interest at December 31, 2024 in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis. An affiliate of Global Infrastructure Partners (GIP) owned an approximate 15% consolidated interest in Hess Midstream LP at December 31, 2024 on an as-exchanged basis, primarily through its ownership of Class B units in HESM Opco, and the public owned an approximate 47% consolidated interest in Hess Midstream LP at December 31, 2024, through the ownership of Class A shares of Hess Midstream LP. We have concluded that we are the primary beneficiary of the variable interest entity since we have the power to direct those activities that most significantly impact the economic performance of Hess Midstream LP, and are obligated to absorb losses or have the right to receive benefits that could potentially be significant to Hess Midstream LP. This conclusion was based on a qualitative analysis that considered Hess Midstream LP’s governance structure, the commercial agreements between Hess Midstream LP and us, and the voting rights established between the members.
In 2022, Hess Midstream LP completed a single underwritten public equity offering of 10.2 million Hess Midstream LP Class A shares held by affiliates of Hess Corporation and GIP. Hess received net proceeds of $146 million from the transaction. The transaction resulted in an increase in Capital in excess of par and Noncontrolling interests of $130 million and $88 million, respectively. The increase to Noncontrolling interests of $88 million is comprised of $16 million resulting from the change in ownership interests and $72 million from an increase to deferred tax assets resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2022, HESM Opco repurchased 13.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $400 million in a single transaction. HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase. The transaction resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $32 million, and an increase in deferred tax assets and Noncontrolling interests of $17 million resulting from an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The $200 million paid to GIP reduced Noncontrolling interests.

In 2023, Hess Midstream LP completed two underwritten public equity offerings of an aggregate of 24.3 million Hess Midstream LP Class A shares. Hess Corporation received net proceeds of $167 million from the first public offering in May 2023, but did not participate or receive any proceeds from the second public offering in August 2023. These transactions, in aggregate, resulted in an increase in Capital in excess of par and Noncontrolling interests of $158 million and $175 million, respectively. The increase to Noncontrolling interests of $175 million is comprised of $9 million resulting from the changes to ownership interests due to the first public offering in May 2023, and $166 million from an increase to deferred tax assets resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2023, HESM Opco repurchased an aggregate of 13.6 million HESM Opco Class B units in four transactions from affiliates of Hess Corporation and GIP for total proceeds of $400 million. The unit repurchases were financed by borrowings under HESM Opco’s revolving credit facility. The unit repurchases, in aggregate, resulted in an increase in Capital in excess of par and a decrease in Noncontrolling interests of $31 million, and an increase in deferred tax assets and Noncontrolling interests of $23 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $212 million reduced Noncontrolling interests. Hess Corporation participated in all the HESM Opco Class B unit repurchase transactions in 2023 on a 50/50 basis with GIP with the exception of the HESM Opco Class B unit repurchase transaction in November 2023. Hess Corporation and GIP received $38 million and $62 million, respectively, of the total proceeds of $100 million. There was no change in Hess Corporation’s ownership interest in Hess Midstream LP on a consolidated basis as a result of this transaction and accordingly, there was no impact to the balance of Noncontrolling interests. However, the transaction did result in an increase in deferred tax assets and Noncontrolling interests of $7 million as a result of an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis.
In 2024, Hess Midstream LP completed three underwritten public equity offerings of an aggregate of 35.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. Hess Corporation did not receive any proceeds from these public equity offerings. As these transactions did not result in a change in Hess Corporation’s ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, these transactions, in aggregate, resulted in an increase in Noncontrolling interests and deferred tax assets of $309 million resulting from step-ups in the tax basis of Hess Midstream LP’s investment in HESM Opco.
In 2024, HESM Opco repurchased an aggregate of 8.4 million HESM Opco Class B units in three transactions held by affiliates of Hess Corporation and GIP for total proceeds of $300 million. The unit repurchases were financed using borrowings under HESM Opco’s revolving credit facility and cash on hand. As Hess Corporation participated in these repurchases only to the extent necessary to maintain its current ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, the repurchases, in aggregate, resulted in an increase in deferred tax assets and Noncontrolling interests of $30 million due to adjustments in the carrying value of Hess Midstream LP’s investment in HESM Opco without corresponding adjustments in the tax basis. The aggregate proceeds paid to GIP of $187 million reduced Noncontrolling interests.
At December 31, 2024, Hess Midstream LP liabilities totaling $3,652 million (2023: $3,385 million) are on a nonrecourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $4 million (2023: $5 million), property, plant and equipment, net totaling $3,325 million (2023: $3,229 million) and the equity-method investment in LM4 of $87 million (2023: $90 million).
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. In 2024, processing fees were $33 million (2023: $24 million; 2022: $21 million) and are included in Operating costs and expenses in the Statement of Consolidated Income.

5.  Accrued Liabilities
The following table provides detail of our accrued liabilities at December 31:

	2024	2023

	(In millions)
Accrued capital expenditures	$726	$670
Accrued operating and marketing expenditures	584	593
Accrued compensation and benefits	199	193
Accrued payments to royalty and working interest owners	186	178
Accrued interest on debt	141	144
Current portion of asset retirement obligations	81	160
Other accruals	25	164
Total Accrued Liabilities	$1,942	$2,102
6.  Leases
Operating and finance lease obligations at December 31 included in the Consolidated Balance Sheet were as follows:

	Operating Leases		Finance Leases

	2024	2023	2024	2023

	(In millions)
Right-of-use assets — net (a)	$652	$720	$90	$108
Lease obligations:
Current	$321	$347	$25	$23
Long-term	404	459	132	156
Total lease obligations	$725	$806	$157	$179
(a)At December 31, 2024, finance lease ROU assets had a cost of $212 million (2023: $212 million) and accumulated amortization of $122 million (2023: $104 million).
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
The nature of our leasing arrangements at December 31, 2024 was as follows:
Operating leases:  In the normal course of business, we primarily lease drilling rigs, equipment, logistical assets (offshore vessels, aircraft, and shorebases), and office space.
Finance leases:  In 2018, we entered into a sale and lease-back arrangement for a floating storage and offloading vessel (FSO) to handle produced condensate at North Malay Basin, offshore Peninsular Malaysia.  At December 31, 2024, the remaining lease term for the FSO was 8.8 years.
Maturities of lease obligations at December 31, 2024 were as follows:

	Operating Leases	Finance Leases

	(In millions)
2025	$349	$36
2026	200	31
2027	53	22
2028	26	23
2029	24	22
Remaining years	153	77
Total lease payments	805	211
Less: Imputed interest	(80)	(54)
Total lease obligations	$725	$157

The following information relates to the operating and finance leases at December 31:

	Operating Leases		Finance Leases
	2024	2023	2024	2023
Weighted average remaining lease term	4.7 years	5.0 years	8.8 years	9.8 years
Range of remaining lease terms	0.1 - 11.5 years	0.1 - 12.5 years	8.8 years	9.8 years
Weighted average discount rate	5.1%	5.1%	7.9%	7.9%
The components of lease costs were as follows:

	2024	2023	2022

	(In millions)
Operating lease cost (a)	$385	$241	$114
Finance lease cost:
Amortization of leased assets	18	18	18
Interest on lease obligations	13	15	18
Short-term lease cost (b)	267	294	311
Variable lease cost (c)	60	67	33
Sublease income (d)	(20)	(19)	(18)
Total lease cost	$723	$616	$476
(a)Operating lease cost in 2024 included a drilling rig and offshore support vessels in the Gulf of America. Operating lease cost in 2023 included a drilling rig at North Malay Basin used for a 15 well development drilling program spanning 2023 and 2024, and offshore support vessels in the Gulf of America.
(b)Short-term lease cost is primarily attributable to equipment used in global exploration, development, production, and crude oil marketing activities.  Future short-term lease costs will vary based on activity levels of our operated assets. In 2024, 2023 and 2022, short-term lease cost included drilling rigs and offshore support vessels used primarily for exploration and abandonment activities in the Gulf of America and workover rigs for maintenance activities in the Bakken.
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
Supplemental cash flow information related to leases were as follows:

	Operating Leases			Finance Leases

	2024	2023	2022	2024	2023	2022

	(In millions)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows (a)	$401	$254	$126	$13	$15	$18
Financing cash flows (a)	—	—	—	22	21	19
Noncash transactions:
Leased assets recognized for new lease obligations incurred (b)	40	267	294	—	—	—
Changes in leased assets and lease obligations due to lease modifications and remeasurements of lease payments (c)	239	97	16	—	—	—
(a)Amounts represent gross lease payments before any recovery from partners.
(b)In 2023, primarily related to leases for a drilling rig and offshore support vessels in the Gulf of America. In 2022, primarily related to leases for drilling rigs in the Bakken and at North Malay Basin.
(c)In 2024, primarily related to reassessments of the lease terms for a drilling rig and a offshore support vessel in the Gulf of America upon exercise of renewal options. In 2023, primarily related to reassessments of the lease terms for a drilling rig at North Malay Basin, and offshore support vessels and aircraft in the Gulf of America.

7.  Debt
Total debt at December 31 consisted of the following:

	2024	2023

	(In millions)
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
3.500% due 2024	$—	$300
4.300% due 2027	998	997
7.875% due 2029	465	465
7.300% due 2031	629	629
7.125% due 2033	538	537
6.000% due 2040	743	743
5.600% due 2041	1,238	1,238
5.800% due 2047	495	495
Total senior unsecured fixed-rate public notes	5,106	5,404
Fair value adjustments – interest rate hedging	—	(2)
Total Debt – Hess Corporation	$5,106	$5,402

Debt – Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
5.625% due 2026 (a)	$798	$795
5.125% due 2028	545	545
6.500% due 2029	592	—
4.250% due 2030	743	742
5.500% due 2030	396	395
Total senior unsecured fixed-rate public notes	3,074	2,477
Term Loan A facility	383	394
Revolving credit facility	15	340
Total Debt – Midstream	$3,472	$3,211

Total Debt:
Current portion of long-term debt	$23	$311
Long-term debt	8,555	8,302
Total Debt	$8,578	$8,613
(a)In February 2025, HESM Opco refinanced these notes on a long-term basis. See Note 20, Subsequent Events.
At December 31, 2024, the maturity profile of total debt was as follows:

	Total	Hess Corporation	Midstream

	(In millions)
2025	$23	$—	$23
2026	832	—	832
2027	1,345	1,000	345
2028	550	—	550
2029	1,067	467	600
Thereafter	4,821	3,671	1,150
Total Borrowings	8,638	5,138	3,500
Less: Deferred financing costs and discounts	(60)	(32)	(28)
Total Debt (excluding interest)	$8,578	$5,106	$3,472
In 2024, $132 million of interest was capitalized (2023: $48 million; 2022: $10 million).
Debt – Hess Corporation:
Senior unsecured fixed-rate public notes:
At December 31, 2024, Hess Corporation’s fixed-rate senior unsecured notes had a gross principal amount of $5,138 million (2023: $5,438 million) and a weighted average interest rate of 6.0% (2023: 5.9%). In July, we repaid the $300 million principal amount of our 3.500% fixed-rate senior unsecured notes, which matured on July 15, 2024. The indentures for our fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of December 31, 2024, Hess Corporation was in compliance with this financial covenant.
Credit facility:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). As of December 31, 2024, Hess Corporation was in compliance with these financial covenants. At December 31, 2024, Hess Corporation had no outstanding borrowings or letters of credit under its revolving credit facility.
Other outstanding letters of credit at December 31 were as follows:

	2024	2023

	(In millions)
Committed lines (a)	$8	$2
Uncommitted lines (a)	77	86
Total	$85	$88
(a)At December 31, 2024, committed and uncommitted lines have expiration dates through 2025.
The most restrictive of the financial covenants relating to our fixed-rate senior unsecured notes and our revolving credit facility would allow us to borrow up to an additional $3,226 million of secured debt at December 31, 2024.
Debt – Midstream (Hess Midstream Operations LP):
Senior unsecured fixed-rate public notes:
At December 31, 2024, HESM Opco’s fixed-rate senior unsecured notes had a gross principal amount of $3,100 million (2023: $2,500 million) and a weighted average interest rate of 5.4% (2023: 5.1%). HESM Opco’s senior unsecured notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries. These senior unsecured notes are non-recourse to Hess Corporation.
In May 2024, HESM Opco issued $600 million in aggregate principal amount of 6.500% fixed-rate senior unsecured notes due in 2029 in a private offering. At the time of issuance, the proceeds were primarily used to reduce indebtedness outstanding under HESM Opco’s revolving credit facility. In April 2022, HESM Opco issued $400 million in aggregate principal amount of 5.500% fixed-rate senior unsecured notes due in 2030 in a private offering to repay borrowings under its revolving credit facility used to finance the repurchase of 13.6 million HESM Opco Class B units held by Hess Corporation and GIP.
Credit facilities:
At December 31, 2024, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter.  HESM Opco was in compliance with these financial covenants at December 31, 2024. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions.  At December 31, 2024, borrowings of $15 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $385 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility.  Borrowings under these credit facilities are non-recourse to Hess Corporation.

8.  Asset Retirement Obligations
The following table describes the changes in our asset retirement obligations for the years ended December 31:

	2024	2023

	(In millions)
Balance at January 1	$1,346	$1,241
Liabilities incurred	112	135
Liabilities settled or disposed of (a)	(185)	(240)
Accretion expense	73	61
Revisions of estimated liabilities	113	148
Foreign currency remeasurement	(1)	1
Balance at December 31	$1,458	$1,346

Total Asset Retirement Obligations at December 31:
Current portion of asset retirement obligations	$81	$160
Long-term asset retirement obligations	1,377	1,186
Total at December 31	$1,458	$1,346
(a)Payments to settle asset retirement obligations are presented in Changes in other operating assets and liabilities on the Statement of Consolidated Cash Flows.
The liabilities incurred in 2024 primarily relate to operations in Guyana and the Gulf of America while liabilities incurred in 2023 primarily relate to operations in Guyana. Liabilities settled or disposed of in 2024 and 2023 primarily result from abandonment activity completed in the Gulf of America and the Bakken.
Revisions of estimated liabilities in 2024 primarily reflect changes in service and equipment rates. Revisions of estimated liabilities in 2023 include $82 million that resulted from revisions to estimated costs to abandon certain wells, pipelines and production facilities in the West Delta Field in the Gulf of America. See Note 12, Impairment. Other revisions of estimated liabilities in 2023 primarily reflect changes in service and equipment rates.
Sinking fund deposits that are legally restricted for purposes of settling asset retirement obligations, which are reported in non-current Other assets in the Consolidated Balance Sheet, were $327 million at December 31, 2024 (2023: $294 million).

9.  Retirement Plans
We have funded noncontributory defined benefit pension plans for a significant portion of our employees.  In addition, we have an unfunded supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from our principal pension plans, were it not for limitations imposed by income tax regulations.  The plans provide defined benefits based on years of service and final average salary to our U.S. employees hired prior to January 1, 2017 and to our participants in the United Kingdom (U.K.) pension plan.  The U.S. employees hired on or after January 1, 2017 participate under a cash accumulation formula and receive credits to a notional account based on a percentage of pensionable wages. Interest accrues on the balance in the notional account at a rate determined in accordance with plan provisions. Additionally, we maintain an unfunded post-retirement medical plan that provides health benefits to certain U.S. qualified retirees from ages 55 through 65.  The measurement date for all retirement plans is December 31.
The following table summarizes the benefit obligations, the fair value of plan assets, and the funded status of our pension and postretirement medical plans:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2024	2023	2024	2023	2024	2023

	(In millions)
Change in Benefit Obligation
Balance at January 1,	$1,760	$1,802	$222	$212	$53	$52
Service cost	29	26	11	9	3	3
Interest cost	81	88	10	9	3	2
Actuarial (gain) loss (a)	(93)	44	42	7	1	1
Plan settlements	—	(143)	—	—	—	—
Benefit payments	(88)	(77)	(6)	(15)	(4)	(5)
Plan amendments	35	—	—	—	—	—
Foreign currency exchange rate changes	(5)	20	—	—	—	—
Balance at December 31, (b)	$1,719	$1,760	$279	$222	$56	$53
Change in Fair Value of Plan Assets
Balance at January 1,	$2,445	$2,450	$—	$—	$—	$—
Actual return on plan assets	18	186	—	—	—	—
Employer contributions	3	1	6	15	4	5
Plan settlements	—	(143)	—	—	—	—
Benefit payments	(88)	(77)	(6)	(15)	(4)	(5)
Foreign currency exchange rate changes	(4)	28	—	—	—	—
Balance at December 31,	$2,374	$2,445	$—	$—	$—	$—

Funded Status (Plan assets greater (less) than benefit obligations) at December 31,	$655	$685	$(279)	$(222)	$(56)	$(53)

Unrecognized Net Actuarial (Gains) Losses	$372	$332	$71	$30	$(23)	$(25)
(a)In 2024, changes in discount rates resulted in actuarial gains of $191 million, changes in the retirement rate assumption resulted in actuarial gains of $59 million, changes in the withdrawal rate assumption resulted in actuarial losses of $70 million, changes in the salary scale assumption resulted in actuarial losses of $55 million, and updates to census data resulted in actuarial losses of $19 million. In addition, the use of annuity pricing to measure the benefit obligation of the U.K. pension plan resulted in actuarial losses of $26 million in 2024. Finally, changes in all other assumptions resulted in net actuarial losses of $30 million in 2024. In 2023, changes in discount rates resulted in actuarial losses of $56 million, updates to census data resulted in actuarial losses of $18 million, and the alignment of the benefit obligation to the amount of plan settlement payments resulted in actuarial gains of $20 million. Changes in all other assumptions resulted in net actuarial gains of $2 million in 2023.
(b)At December 31, 2024, the accumulated benefit obligation for the funded and unfunded defined benefit pension plans was $1,619 million and $182 million, respectively (2023: $1,684 million and $181 million, respectively).

  Amounts recognized in the Consolidated Balance Sheet at December 31 consisted of the following:

	Funded Pension Plans		Unfunded Pension Plan		Postretirement Medical Plan
	2024	2023	2024	2023	2024	2023

	(In millions)
Noncurrent assets	$655	$685	$—	$—	$—	$—
Current liabilities	—	—	(15)	(23)	(4)	(5)
Noncurrent liabilities	—	—	(264)	(199)	(52)	(48)
Post-retirement benefit assets (liabilities)	$655	$685	$(279)	$(222)	$(56)	$(53)

Accumulated other comprehensive (income) loss, pre-tax (a)	$372	$332	$71	$30	$(23)	$(25)
(a)The after‑tax deficit reflected in Accumulated other comprehensive income (loss) was $208 million at December 31, 2024 (2023: $134 million deficit).
The net periodic benefit cost for funded and unfunded pension plans, and the postretirement medical plan, is as follows:

	Pension Plans			Postretirement Medical Plan
	2024	2023	2022	2024	2023	2022

	(In millions)
Service cost	$40	$35	$44	$3	$3	$3
Interest cost (a)	91	97	69	3	2	1
Expected return on plan assets (a)	(155)	(156)	(196)	—	—	—
Amortization of unrecognized net actuarial losses (gains) (a)	5	3	11	(1)	(2)	(1)
Prior service cost (a)	35	—	—	—	—	—
Settlement loss (a)	—	17	2	—	—	—
Net Periodic Benefit Cost (Income) (a)	$16	$(4)	$(70)	$5	$3	$3
(a)These other components of net periodic benefit cost (income) included in Other, net in the Statement of Consolidated Income was $(22) million in 2024 (2023: $(39) million; 2022: $(114) million).
In September 2024, the board of trustees for our U.K. pension plan purchased a bulk annuity policy from an insurer for $483 million covering all benefits payable under the plan. The bulk annuity policy is an asset of the plan. The plan retains responsibility for all liabilities associated with member and beneficiary benefits until such time a buy-out transaction is executed with the insurer. Concurrent with the purchase of the bulk annuity policy, the plan was amended to augment benefits for certain members and beneficiaries to equalize the minimum level of pension inflation protection. Due to the amendments, an interim remeasurement of the funded status was performed at September 30, 2024. The augmentation of benefits generated prior service cost of $35 million, which was recognized immediately in earnings as a component of net periodic benefit cost (income).
At December 31, 2024, the funded status of our U.K. pension plan before any applicable taxes was $78 million, representing the excess of the fair value of plan assets over the benefit obligation. Should a buy-out transaction be executed that settles the entirety of the plan’s benefit obligation, a settlement loss will be recorded to recognize all cumulative net actuarial losses within Accumulated other comprehensive income (loss) associated with the plan. At December 31, 2024, cumulative net actuarial losses associated with the U.K. pension plan were $221 million (pre-tax).
In 2023, the Hess Corporation Employees’ Pension Plan paid lump sums to certain participants totaling $143 million which resulted in a settlement loss of $17 million to recognize net unamortized actuarial losses.
In 2022, the Hess Corporation Employees’ Pension Plan purchased a single premium annuity contract at a cost of $166 million using assets of the plan to settle and transfer certain of its obligations to a third party. This partial settlement resulted in a settlement loss of $13 million to recognize net unamortized actuarial losses.
In 2022, the HOVENSA Legacy Employees’ Pension Plan paid lump sums to certain participants totaling $20 million, and purchased a single premium annuity contract at a cost of $80 million, to settle the plan’s benefit obligation in connection with terminating the plan. The settlement transactions resulted in a settlement gain of $11 million to recognize net unamortized actuarial gains. The assets remaining after settlement of the plan’s projected benefit obligation of $15 million were transferred to the Hess Corporation Employees’ Pension Plan in December 2022.
In 2025, we forecast service cost for our pension and post-retirement medical plans to be approximately $50 million and other components of net periodic benefit cost to be approximately $35 million of income, which is comprised of estimated expected return on plan assets of approximately $150 million, interest cost of approximately $105 million, and amortization of unrecognized net actuarial losses of $10 million.

Assumptions:  The weighted average actuarial assumptions used to determine benefit obligations at December 31 and net periodic benefit cost for the three years ended December 31 for our funded and unfunded pension plans were as follows:

	2024	2023	2022
Benefit Obligations:
Discount rate	5.4%	4.8%	5.0%
Rate of compensation increase	4.4%	3.9%	4.0%

Net Periodic Benefit Cost:
Discount rate
Service cost	4.8%	5.0%	3.3%
Interest cost	4.7%	4.9%	3.0%
Expected rate of return on plan assets	6.4%	6.5%	6.5%
Rate of compensation increase	3.9%	4.0%	3.8%
The actuarial assumptions used to determine benefit obligations at December 31 for the post-retirement medical plan were as follows:

	2024	2023	2022
Discount rate	5.5%	4.7%	4.9%
Initial health care trend rate	7.1%	6.0%	6.3%
Ultimate trend rate	4.0%	4.0%	4.0%
Year in which ultimate trend rate is reached	2049	2046	2046
The assumptions used to determine net periodic benefit cost for each year were established at the end of each previous year. In 2024 and 2022, there was an interim remeasurement of the funded status of certain plans due to plan amendments or plan settlements which resulted in net periodic benefit cost being recalculated for the remainder of the year using assumptions as of the interim remeasurement dates. The assumptions disclosed in the preceding table used to determine net periodic benefit cost for 2024 and 2022 are a weighted average of the assumptions as of the end of the previous year and the interim remeasurement dates. Due to the timing of plan settlements in 2023, an interim remeasurement of the funded status was unnecessary in 2023.
The assumptions used to determine benefit obligations were established at each year end.  For the U.K. pension plan, the benefit obligation at December 31, 2024 was measured by adjusting the premium paid for the bulk annuity policy for interest cost and benefit payments through December 31, 2024, along with changes in annuity pricing through December 31, 2024. Discount rates for benefit obligations that are not measured using annuity pricing are developed based on a portfolio of high‑quality, fixed income debt instruments with maturities that approximate the expected payment of plan obligations.
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
Our investment strategy is to maximize long‑term returns at an acceptable level of risk through broad diversification of plan assets in a variety of asset classes.  Asset classes and target allocations are determined by our investment committee and include domestic and foreign equities, fixed income, and other investments, including hedge funds, real estate and private equity.  Investment managers are prohibited from investing in securities issued by us unless indirectly held as part of an index strategy.  The majority of plan assets are highly liquid, providing ample liquidity for benefit payment requirements.  The current target allocations, excluding the bulk annuity policy, are 25% equity securities, 50% fixed income securities (including cash and short‑term investment funds) and 25% to all other types of investments.  Asset allocations are rebalanced on a periodic basis throughout the year to bring assets to within an acceptable range of target levels.

Fair value:  The following tables provide the fair value of the financial assets of the funded pension plans at December 31, 2024 and 2023 in accordance with the fair value measurement hierarchy described in Note 1, Nature of Operations, Basis of Presentation and Summary of Accounting Policies.

	Level 1	Level 2	Level 3	Net Asset Value (c)	Total

	(In millions)
December 31, 2024
Cash and Short-Term Investment Funds	$47	$—	$—	$—	$47
Equities:
U.S. equities (domestic)	339	—	—	—	339
International equities (non-U.S.)	38	—	—	114	152
Global equities (domestic and non-U.S.)	—	5	—	—	5
Fixed Income:
Treasury and government related (a)	—	353	—	—	353
Mortgage-backed securities (b)	—	75	—	9	84
Corporate	—	439	—	3	442
Other:
Private equity funds	—	—	—	427	427
Real estate funds	—	—	—	97	97
Bulk annuity policy	—	—	428	—	428
Total investments	$424	$872	$428	$650	$2,374
December 31, 2023
Cash and Short-Term Investment Funds	$27	$—	$—	$—	$27
Equities:
U.S. equities (domestic)	309	—	—	—	309
International equities (non-U.S.)	52	—	—	158	210
Global equities (domestic and non-U.S.)	—	6	—	55	61
Fixed Income:
Treasury and government related (a)	—	581	—	—	581
Mortgage-backed securities (b)	—	98	—	12	110
Corporate	—	547	—	3	550
Other:
Private equity funds	—	—	—	414	414
Real estate funds	—	—	—	183	183
Bulk annuity policy	—	—	—	—	—
Total investments	$388	$1,232	$—	$825	$2,445
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
Other investments – Consists of commingled funds and limited partnership investments in hedge funds, private equity and real estate funds which are valued at the NAV per fund share. This investment category also includes the bulk annuity policy purchased by the trustees of the U.K. pension plan. The fair value of the bulk annuity policy at December 31, 2024 was measured by adjusting the premium paid of $483 million for interest cost and benefit payments through December 31, 2024 of $5 million and $6 million, respectively, and for changes in annuity pricing through December 31, 2024, and is classified as Level 3. Changes in annuity pricing through December 31, 2024 were determined by evaluating changes in interest rates for securities issued by the U.K. government with maturities that approximate the timing of the annuity payments, and by evaluating changes in inflation rates. Changes in annuity pricing resulted in an unrealized loss of $26 million. Foreign exchange losses recognized upon remeasurement of the bulk annuity contract to U.S. dollars were $28 million. Changes in the fair value of the bulk annuity policy are offset by changes in the benefit obligation and do not affect the funded status.
Contributions and estimated future benefit payments:  In 2025, we do not expect to make any contributions to our funded pension plans.
Estimated future benefit payments by the funded and unfunded pension plans, and the post-retirement medical plan, which reflect expected future service, are as follows (in millions):

2025	$108
2026	160
2027	117
2028	120
2029	117
Years 2030 to 2034	648
We also have defined contribution plans for certain eligible employees.  Employees may contribute a portion of their compensation to these plans and we match a portion of the employee contributions.  We recorded expense of $29 million in 2024 for contributions to these plans (2023: $24 million; 2022: $22 million).

10.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production					Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	Other (a)	E&P Total
2024
Sales of net production volumes:
Crude oil revenue	$3,205	$5,525	$139	$—	$8,869	$—	$—	$8,869
Natural gas liquids revenue	613	—	—	—	613	—	—	613
Natural gas revenue	146	—	811	—	957	—	—	957
Sales of purchased oil and gas	2,275	111	—	—	2,386	—	—	2,386
Third-party services	—	—	—	—	—	24	—	24
Intercompany revenue	—	—	—	—	—	1,468	(1,468)	—
Total sales (b)	6,239	5,636	950	—	12,825	1,492	(1,468)	12,849
Other operating revenues (c)	44	—	—	—	44	3	—	47
Total sales and other operating revenues	$6,283	$5,636	$950	$—	$12,869	$1,495	$(1,468)	$12,896
2023
Sales of net production volumes:
Crude oil revenue	$3,058	$3,486	$144	$—	$6,688	$—	$—	$6,688
Natural gas liquids revenue	529	—	—	—	529	—	—	529
Natural gas revenue	182	—	800	—	982	—	—	982
Sales of purchased oil and gas	2,390	70	—	—	2,460	—	—	2,460
Third-party services	—	—	—	—	—	8	—	8
Intercompany revenue	—	—	—	—	—	1,338	(1,338)	—
Total sales (b)	6,159	3,556	944	—	10,659	1,346	(1,338)	10,667
Other operating revenues (c)	(78)	(62)	(19)	—	(159)	3	—	(156)
Total sales and other operating revenues	$6,081	$3,494	$925	$—	$10,500	$1,349	$(1,338)	$10,511
2022
Sales of net production volumes:
Crude oil revenue	$3,407	$2,771	$134	$509	$6,821	$—	$—	$6,821
Natural gas liquids revenue	703	—	—	—	703	—	—	703
Natural gas revenue	438	—	739	21	1,198	—	—	1,198
Sales of purchased oil and gas	2,978	53	—	112	3,143	—	—	3,143
Intercompany revenue	—	—	—	—	—	1,273	(1,273)	—
Total sales (b)	7,526	2,824	873	642	11,865	1,273	(1,273)	11,865
Other operating revenues (c)	(312)	(188)	—	(41)	(541)	—	—	(541)
Total sales and other operating revenues	$7,214	$2,636	$873	$601	$11,324	$1,273	$(1,273)	$11,324
(a)Other includes our interest in the Waha Concession in Libya, which was sold in November 2022.
(b)Guyana crude oil revenue includes $842 million of revenue from non-customers in 2024 (2023: $433 million; 2022: $230 million).
(c)Other operating revenues are not a component of revenues from contracts with customers. Included within other operating revenues are gains (losses) on commodity derivatives of nil in 2024 (2023: $(190) million; 2022: $(585) million).
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
12.  Impairment
2024: We recorded a pre-tax charge of $92 million ($92 million after income taxes) to fully impair the net book value of our interests in Conger, a mature field in the Gulf of America, due to a mechanical issue on one of the main producing wells in the third quarter of 2024. Significant inputs used in determining future net cash flows at September 30, 2024 included future prices, estimated expenditures to remedy the mechanical issue, and projected production volumes using risk adjusted oil and gas reserves. Future pricing assumptions were based on forward strip crude oil prices as of September 30, 2024 to the end of field life. Estimated expenditures to remedy the mechanical issue reflect the use of a deepwater drilling rig, and the nature and scope of the work required to return the well to production. A pre-tax charge of $40 million ($38 million after income taxes) was also recorded which resulted from revisions to our estimated abandonment liabilities for uneconomic properties, primarily in the Gulf of America.

2023: We recorded a pre-tax charge of $82 million ($82 million after income taxes) that resulted from revisions to estimated costs to abandon certain wells, pipelines and production facilities in the West Delta Field in the Gulf of America. These abandonment obligations were assigned to us as a former owner after they were discharged from Fieldwood Energy LLC (Fieldwood) as part of its approved bankruptcy plan in 2021. See Note 8, Asset Retirement Obligations.
2022: We recorded a pre-tax charge of $28 million ($28 million after income taxes) that resulted from updates to our estimated abandonment liabilities for non-producing properties in the Gulf of America and $26 million ($26 million after income taxes) to fully impair the net book value of our interests in the Penn State Field in the Gulf of America due to a mechanical issue on the field’s remaining production well.
13.  Share-based Compensation
We have established and maintain LTIP for the granting of restricted common shares, PSUs and stock options to our employees.  At December 31, 2024, the total number of authorized common stock under the LTIP was 63.5 million shares, of which we have 18.4 million shares available for issuance.  Share‑based compensation expense consisted of the following:

	2024	2023	2022

	(In millions)
Restricted stock	$88	$55	$52
Performance share units	8	21	20
Stock options	4	11	11
Share-based compensation expense before income taxes	$100	$87	$83
Income tax benefit on share-based compensation expense	$—	$—	$—
Based on share‑based compensation awards outstanding at December 31, 2024, unearned compensation expense, before income taxes, of $100 million is expected to be recognized over a weighted average period of 1.8 years.
Our share-based compensation plans can be summarized as follows:
Restricted stock:
Restricted stock generally vests equally on an annual basis over a three-year term and is valued based on the prevailing market price of our common stock on the date of grant.  The following is a summary of restricted stock award activity in 2024:

	Shares of Restricted Common Stock	Weighted - Average Price on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2024	1,021	$113.47
Granted	827	142.77
Vested (a)	(580)	104.66
Forfeited	(39)	131.88
Outstanding at December 31, 2024	1,229	$136.76
(a)In 2024, restricted stock with a vesting date fair value of $83 million were vested (2023: $104 million; 2022: $86 million).
Performance share units:
PSUs generally vest three years from the date of grant and are valued using a Monte Carlo simulation on the date of grant.
For the PSUs granted in 2022, the number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return (TSR) to the TSR of a predetermined group of peer companies and the S&P 500 index over a three-year performance period ending December 31 of the year prior to settlement of the grant.  Payouts of the performance share awards will range from 0% to 200% of the target awards based on the Corporation’s TSR ranking within the peer group.  Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period.
For the PSUs granted in 2023, the number of shares of common stock to be issued under a PSU agreement is based on a comparison of the Corporation’s total shareholder return compound annual growth rate (TSR CAGR) to the TSR CAGR of the SPDR S&P Oil & Gas Exploration and Production ETF (XOP), with a modifier determined by comparing the Corporation’s TSR CAGR to the TSR CAGR of the S&P 500 index, over a three-year performance period ending December 31, 2025. Payout of the performance share awards will range from 0% to 200% of the target awards based on the comparison of the Corporation’s TSR CAGR to the XOP's

TSR CAGR. The modifier can only adjust the payout percentage by plus or minus 10%, up to a maximum of 210% or a minimum of 0%. Dividend equivalents for the performance period will accrue on performance shares but will only be paid out on earned shares after the performance period. There were no PSUs granted in 2024.
The following is a summary of PSU activity in 2024:

	Performance Share Units	Weighted - Average Fair Value on Date of Grant

	(In thousands, except per share amounts)
Outstanding at January 1, 2024	512	$119.77
Granted	—	—
Vested (a)	(205)	86.70
Forfeited	(1)	155.62
Outstanding at December 31, 2024	306	$141.81
(a)In 2024, PSUs with a vesting date fair value of $20 million were vested (2023: $55 million; 2022: $37 million).
The following weighted average assumptions were utilized to estimate the fair value of PSU awards:

	2024	2023	2022
Risk free interest rate	—	4.61%	1.59%
Stock price volatility	—	0.478	0.584
Contractual term in years	—	3.0	3.0
Grant date price of Hess common stock	—	$141.95	$101.17
Stock options:
Stock options vest equally on an annual basis over three years from the date of grant, have a 10‑year term, and the exercise price equals the market price of our common stock on the date of grant.  The following is a summary of stock options activity in 2024:

	Number of options (In thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2024	1,510	$78.85	6.1 years
Granted	—	—
Exercised	(273)	75.48
Forfeited	(3)	123.56
Outstanding at December 31, 2024	1,234	$79.49	6.0 years
At December 31, 2024, there were 1.2 million outstanding stock options (1.0 million exercisable) with a weighted average exercise price of $79.49 per share ($70.07 per share for exercisable options), a weighted average remaining contractual life of 6.0 years (5.6 years for exercisable options) and an aggregate intrinsic value of $68 million ($65 million for exercisable options). The intrinsic value of stock options exercised in 2024 was $19 million (2023: $13 million, 2022: $44 million).
The following weighted average assumptions were utilized to estimate the fair value of stock options:

	2024	2023	2022
Risk free interest rate	—	4.20%	1.66%
Stock price volatility	—	0.469	0.457
Dividend yield	—	1.24%	1.48%
Expected life in years	—	6.0	6.0
Weighted average fair value per option granted	—	$63.45	$39.51
In estimating the fair value of PSUs and stock options, the risk-free interest rate is based on the expected term of the award and is obtained from published sources.  The stock price volatility is determined from the historical stock prices of the Corporation using the expected term.

14.  Income Taxes
The provision (benefit) for income taxes consisted of:

	2024	2023	2022

	(In millions)
United States
Federal
Current	$—	$—	$—
Deferred taxes and other accruals	59	31	22
State	13	7	5
	72	38	27
Foreign
Current (a)	934	537	789
Deferred taxes and other accruals	196	158	283
	1,130	695	1,072
Provision (Benefit) For Income Taxes	$1,202	$733	$1,099
(a)Primarily comprised of Guyana in 2024 and 2023, and Guyana and Libya in 2022.
Income (loss) before income taxes consisted of the following:

	2024	2023	2022

	(In millions)
United States (a)	$(68)	$(191)	$569
Foreign	4,422	2,662	2,977
Income (Loss) Before Income Taxes	$4,354	$2,471	$3,546
(a)Includes substantially all of our interest expense, corporate expense, the results of commodity hedging activities, and amounts attributable to noncontrolling interests.
The difference between our effective income tax rate and the U.S. statutory rate is reconciled below:

	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
Effect of foreign operations (a)	6.3	7.5	16.5
State income taxes, net of federal income tax	0.2	0.2	0.1
Valuation allowance on current year operations	0.8	4.5	(4.8)
Release of valuation allowance	—	(1.3)	—
Noncontrolling interests in Midstream	(0.8)	(2.0)	(1.6)
Other	0.1	(0.2)	(0.2)
Total	27.6%	29.7%	31.0%
(a)The variance in effective income tax rates attributable to the effect of foreign operations is primarily driven by Guyana in 2024 and 2023, and Libya in 2022.

The components of deferred tax liabilities and deferred tax assets at December 31, were as follows:

	2024	2023

	(In millions)
Deferred Tax Liabilities
Property, plant and equipment and investments	$(2,320)	$(2,117)
Other	(101)	(108)
Total Deferred Tax Liabilities	(2,421)	(2,225)
Deferred Tax Assets
Net operating loss carryforwards	4,432	4,406
Tax credit carryforwards	109	109
Property, plant and equipment and investments	641	413
Accrued compensation, deferred credits and other liabilities	101	109
Asset retirement obligations	313	296
Other	339	256
Total Deferred Tax Assets	5,935	5,589
Valuation allowances (a)	(3,719)	(3,652)
Total deferred tax assets, net of valuation allowances	2,216	1,937
Net Deferred Tax Assets (Liabilities)	$(205)	$(288)
(a)In 2024, the valuation allowance increased by $67 million (2023: decrease of $6 million; 2022: decrease of $180 million).
In the Consolidated Balance Sheet, deferred tax assets and liabilities are netted by taxing jurisdiction and are recorded at December 31, as follows:

	2024	2023

	(In millions)
Deferred income taxes (long-term asset)	$579	$320
Deferred income taxes (long-term liability)	(784)	(608)
Net Deferred Tax Assets (Liabilities)	$(205)	$(288)
At December 31, 2024, we have a gross deferred tax asset related to net operating loss carryforwards of $4,432 million before application of valuation allowances.  The deferred tax asset is comprised of $129 million attributable to foreign net operating losses which will begin to expire in 2025, $3,796 million attributable to U.S. federal operating losses which will begin to expire in 2034, and $507 million attributable to losses in various U.S. states which will begin to expire in 2025.  A full valuation allowance is established against the deferred tax asset attributable to U.S. federal and state net operating losses, except for $57 million of U.S. federal and $12 million of U.S. state deferred tax assets attributable to Midstream activities for which separate U.S. federal and state tax returns are filed.  At December 31, 2024, we have U.S. state tax credit carryforwards of $27 million, which will begin to expire in 2034, $82 million of other U.S. federal business credit carryforwards, which will begin to expire in 2036. A full valuation allowance is established against the deferred tax asset attributable to these credits.
At December 31, 2024, the Consolidated Balance Sheet reflects a $3,719 million (2023: $3,652 million) valuation allowance against the net deferred tax assets for multiple jurisdictions based on application of the relevant accounting standards.  Hess continues to maintain a full valuation allowance against its deferred tax assets in the U.S. (non-Midstream) and certain other jurisdictions. The increase in valuation allowance year over year is primarily due to an increase in deferred tax asset balances in the U.S. (non-Midstream). Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of deferred tax assets. The U.S. is in a cumulative loss position which constitutes significant objective negative evidence. Until we see a significant and sustained pattern of objectively verifiable income, we do not assign significant weight to subjective long-term projections of future income and thus maintain a full valuation allowance against our U.S. (non-Midstream) federal and state deferred tax assets. If anticipated future earnings are exceeded, sufficient positive evidence may become available to support the release of valuation allowance in the future. This would result in the recognition of certain deferred tax assets on the balance sheet and a decrease to income tax expense for the period in which the release is recognized.

Below is a reconciliation of the gross beginning and ending amounts of unrecognized tax benefits:

	2024	2023	2022

	(In millions)
Balance at January 1	$111	$120	$133
Additions based on tax positions taken in the current year	—	—	17
Additions based on tax positions of prior years	—	—	—
Reductions based on tax positions of prior years	—	(9)	(30)
Balance at December 31	$111	$111	$120
There is no balance at December 31, 2024 for unrecognized tax benefits that, if recognized would impact our effective income tax rate.  Over the next 12 months, we have no unrecognized benefit that is reasonably possible to decrease due to settlements with taxing authorities or other resolutions, as well as lapses in statutes of limitation.  At December 31, 2024, we have no accrued interest and penalties related to unrecognized tax benefits (2023: $0 million).
We file income tax returns in the U.S. and various foreign jurisdictions.  We are no longer subject to examinations by income tax authorities in most jurisdictions for years prior to 2009.
15.  Outstanding and Weighted Average Common Shares
Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	2024	2023	2022

	(In millions except per share amounts)
Net Income Attributable to Hess Corporation:
Net income	$3,152	$1,738	$2,447
Less: Net income attributable to noncontrolling interests	383	356	351
Net income attributable to Hess Corporation	$2,769	$1,382	$2,096

Weighted Average Number of Common Shares Outstanding:
Basic	306.8	305.9	308.1
Effect of dilutive securities
Restricted common stock	0.5	0.5	0.7
Stock options	0.6	0.7	0.6
Performance share units	0.4	0.5	0.2
Diluted	308.3	307.6	309.6

Net Income Attributable to Hess Corporation per Common Share:
Basic	$9.03	$4.52	$6.80
Diluted	$8.98	$4.49	$6.77

Antidilutive shares excluded from the computation of diluted shares:
Restricted common stock	—	—	—
Stock options	0.2	0.2	0.2
Performance share units	—	—	—
The following table provides the changes in our outstanding common shares:

	2024	2023	2022

	(In millions)
Balance at January 1	307.2	306.2	309.7
Activity related to restricted stock awards, net	0.7	0.4	0.5
Stock options exercised	0.3	0.2	0.9
PSUs vested	0.1	0.4	0.5
Shares repurchased	—	—	(5.4)
Balance at December 31	308.3	307.2	306.2

Common Stock Repurchase Plan:
On March 1, 2023, our Board of Directors approved a new authorization for the repurchase of our common stock in an aggregate amount of up to $1 billion. This new authorization replaced our previous repurchase authorization which was fully utilized at the end of 2022. There were no shares of our common stock repurchased during 2024 or 2023. During 2022, we repurchased approximately 5.4 million shares of our common stock for $650 million ($20 million was paid subsequent to December 31, 2022). Shares of common stock repurchased are retired upon settlement of the trade.
Common Stock Dividends:
Cash dividends declared on common stock totaled $1.875 per share in 2024 (2023: $1.75 per share; 2022: $1.50 per share).
16.  Supplementary Cash Flow Information
The following information supplements the Statement of Consolidated Cash Flows:

	2024	2023	2022

	(In millions)
Cash Flows From Operating Activities
Interest paid	$(408)	$(470)	$(486)
Net income taxes (paid) refunded (a)	(78)	(71)	(1,036)

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P:
Capital expenditures incurred – E&P	$(4,714)	$(4,033)	$(2,589)
Increase (decrease) in related liabilities	74	149	102
Additions to property, plant and equipment – E&P	$(4,640)	$(3,884)	$(2,487)

Additions to property, plant and equipment – Midstream:
Capital expenditures incurred – Midstream	$(288)	$(246)	$(232)
Increase (decrease) in related liabilities	(18)	22	(6)
Additions to property, plant and equipment – Midstream	$(306)	$(224)	$(238)
(a)Does not include the value of the portion of gross production from the Stabroek block used to satisfy the Guyana income tax liability.
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
We are also involved in six claims in federal and state courts in North Dakota related to post-production deductions from royalty and working interest payments. The plaintiffs in these cases assert that we take unauthorized or excessive post-production deductions from royalty or working interest payments for various oil and gas processing and transportation related costs and expenses. These plaintiffs seek reimbursement for allegedly underpaid revenue. It is our position that these costs and expenses are actual, reasonable, necessary, and authorized by the respective leases and North Dakota law. We believe that based on the facts and circumstances of these claims and because we have viable defenses, loss is not probable and the ultimate impact of these claims on our business or accounts cannot be estimated at this stage of the proceedings due to the speculative and indeterminate damages.
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
Unconditional Purchase Obligations and Commitments
The following table shows aggregate information for certain unconditional purchase obligations and commitments at December 31, 2024, which are not included elsewhere within these Consolidated Financial Statements:

		Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter

	(In millions)
Capital expenditures	$7,936	$2,337	$2,364	$1,904	$711	$393	$227
Operating expenses	673	254	56	50	63	63	187
Transportation and related contracts	1,948	258	281	266	259	255	629

18.  Segment Information
We have two operating segments, E&P and Midstream. The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations over the three years ended December 31, 2024 were in Guyana, the U.S., Malaysia and the JDA and Libya (sold in November 2022). The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.
Our Chief Executive Officer is our Chief Operating Decision Maker ("CODM"). The CODM oversees the drafting of the budget, which is submitted to the board of directors each year for approval, and allocates resources during the budgeting process to our operating segments based on various factors, including project economics and contractual commitments. The CODM assesses performance by monitoring significant changes to the forecast and net income attributable to Hess Corporation for each operating segment.
The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2024
Sales and other operating revenues	$12,869	$27	$—	$—	$12,896
Intersegment revenues	—	1,468	—	(1,468)	—
Total sales and other operating revenues	12,869	1,495	—	(1,468)	12,896
Less:
Marketing expenses, including purchased oil and gas	2,695	—	—	(75)	2,620
Operating costs and expenses	1,631	347	—	(17)	1,961
Production and severance taxes	234	—	—	—	234
Midstream tariffs	1,376	—	—	(1,376)	—
Exploration expenses, excluding dry holes	167	—	—	—	167
General and administrative expenses	321	26	145	—	492
Depreciation, depletion and amortization	2,282	203	2	—	2,487
Provision for income taxes	1,130	72	—	—	1,202
Other segment items (a)	253	571	140	—	964
Net income (loss) attributable to Hess Corporation	$2,780	$276	$(287)	$—	$2,769

2023
Sales and other operating revenues	$10,500	$11	$—	$—	$10,511
Intersegment revenues	—	1,338	—	(1,338)	—
Total sales and other operating revenues	10,500	1,349	—	(1,338)	10,511
Less:
Marketing expenses, including purchased oil and gas	2,809	—	—	(77)	2,732
Operating costs and expenses	1,479	313	—	(16)	1,776
Production and severance taxes	216	—	—	—	216
Midstream tariffs	1,245	—	—	(1,245)	—
Exploration expenses, excluding dry holes	170	—	—	—	170
General and administrative expenses	254	26	247	—	527
Depreciation, depletion and amortization	1,852	193	1	—	2,046
Provision for income taxes	695	38	—	—	733
Other segment items (a)	179	527	223	—	929
Net income (loss) attributable to Hess Corporation	$1,601	$252	$(471)	$—	$1,382

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2022
Sales and other operating revenues	$11,324	$—	$—	$—	$11,324
Intersegment revenues	—	1,273	—	(1,273)	—
Total sales and other operating revenues	11,324	1,273	—	(1,273)	11,324
Less:
Marketing expenses, including purchased oil and gas	3,394	—	—	(66)	3,328
Operating costs and expenses	1,186	280	—	(14)	1,452
Production and severance taxes	255	—	—	—	255
Midstream tariffs	1,193	—	—	(1,193)	—
Exploration expenses, excluding dry holes	152	—	—	—	152
General and administrative expenses	224	23	284	—	531
Depreciation, depletion and amortization	1,520	181	2	—	1,703
Provision for income taxes	1,072	27	—	—	1,099
Other segment items (a)	(68)	493	283	—	708
Net income (loss) attributable to Hess Corporation	$2,396	$269	$(569)	$—	$2,096
(a)Other segment items include gains on asset sales, other non-operating income, exploratory dry hole costs, interest expense, long-lived asset impairment, and net income (loss) attributable to noncontrolling interests.
The following table presents other segment disclosures (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total
2024
Interest expense	—	204	208	—	412
Impairment	132	—	—	—	132
Investment in affiliates	67	87	—	—	154
Identifiable assets	20,593	4,343	1,615	—	26,551
Capital expenditures	4,714	288	—	—	5,002

2023
Interest expense	—	179	299	—	478
Impairment	82	—	—	—	82
Investment in affiliates	76	90	—	—	166
Identifiable assets	17,931	3,984	2,092	—	24,007
Capital expenditures	4,033	246	—	—	4,279

2022
Interest expense	—	150	343	—	493
Impairment	54	—	—	—	54
Capital expenditures	2,589	232	—	—	2,821
Corporate, Interest and Other had interest income of $65 million in 2024 (2023: $82 million, 2022: $32 million) which is included in Other, net in the Statement of Consolidated Income.

The following table presents financial information by major geographic area:

	United States	Guyana	Malaysia and JDA	Other (a)	Corporate, Interest and Other	Total

	(In millions)
2024
Sales and Other Operating Revenues	$6,310	$5,636	$950	$—	$—	$12,896
Property, Plant and Equipment (Net) (b)	11,122	8,069	684	41	5	19,921
2023
Sales and Other Operating Revenues	$6,092	$3,494	$925	$—	$—	$10,511
Property, Plant and Equipment (Net) (b)	10,554	5,957	872	42	7	17,432
2022
Sales and Other Operating Revenues	$7,214	$2,636	$873	$601	$—	$11,324
(a)Other includes our interests in Libya (sold in November 2022) and Suriname.
(b)Property, plant and equipment in the United States in 2024 includes $7,797 million (2023: $7,325 million) attributable to the E&P segment and $3,325 million (2023: $3,229 million) attributable to the Midstream segment.
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
Corporate Financial Risk Management Activities:
Financial risk management activities include transactions designed to reduce risk in the selling prices of crude oil or natural gas we produce or reduce our exposure to foreign currency or interest rate movements. Generally, futures, swaps or option strategies may be used to fix the forward selling price, or establish a floor price or a range banded with a floor and ceiling price, for a portion of our crude oil or natural gas production. Such strategies are subject to certain limitations under the Merger Agreement. Forward contracts or swaps may also be used to purchase certain currencies in which we conduct business with the intent of reducing exposure to foreign currency fluctuations. At December 31, 2024, these forward contracts and swaps relate to the British Pound and Malaysian Ringgit.  Interest rate swaps may be used to convert interest payments on certain long-term debt from fixed to floating rates.
The notional amounts of outstanding financial risk management derivative contracts were as follows:

	December 31, 2024	December 31, 2023

	(In millions)
Foreign exchange forwards and swaps	$189	$226
Interest rate swaps	$—	$100
Derivative contracts designated as hedging instruments:
Crude oil derivatives designated as cash flow hedges: Crude oil hedging contracts decreased Sales and other operating revenues by $190 million in 2023 (2022: decrease of $585 million). There were no open crude oil hedging contracts during 2024.
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
Derivative contracts not designated as hedging instruments:
Foreign exchange:  Foreign exchange gains and losses, which are reported in Other, net in Revenues and non-operating income in the Statement of Consolidated Income, were gains of $3 million in 2024 (2023: $2 million gains; 2022: $2 million losses).  A component of foreign exchange gains and losses is the result of foreign exchange derivative contracts that are not designated as hedges, which amounted to net losses of $1 million in 2024 (2023: $2 million losses; 2022: $14 million gains). The fair value of our foreign exchange forwards and swaps was an asset of less than $1 million at December 31, 2024 (2023: $6 million liability).

Credit Risk: We are exposed to credit risks that may at times be concentrated with certain counterparties, groups of counterparties or customers.  Accounts receivable are generated from a diverse domestic and international customer base.  At December 31, 2024, our accounts receivable were concentrated with the following counterparty industry segments:  Integrated companies 42%, Independent E&P companies 36%, Refining and marketing companies 12%, Storage and transportation companies 3%, National oil companies 2%, and Others 5%.  We reduce risk related to certain counterparties, where applicable, by using master netting arrangements and requiring collateral, generally cash or letters of credit.
At December 31, 2024, we had outstanding letters of credit totaling $85 million (2023: $88 million).
Fair Value Measurement: At December 31, 2024, our total long-term debt, which was substantially comprised of fixed rate debt instruments, had a carrying value of $8,578 million and a fair value of $8,750 million, based on Level 2 inputs in the fair value measurement hierarchy.  We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at December 31, 2024 and December 31, 2023.
20.  Subsequent Events
In January 2025, HESM Opco repurchased 2.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million. The unit repurchase was financed using borrowings under HESM Opco’s revolving credit facility. In February 2025, Hess Midstream LP completed an underwritten public equity offering of 12.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. Hess Corporation did not receive any proceeds from the public equity offering. After giving effect to these transactions, public shareholders of Class A shares of Hess Midstream LP own approximately 54%, GIP owns approximately 8%, and Hess Corporation owns approximately 38% of the consolidated entity on an as-exchanged basis.
In February 2025, HESM Opco issued $800 million in aggregate principal amount of 5.875% fixed-rate senior unsecured notes due in 2028 in a private offering. HESM Opco intends to use the proceeds from issuance of the new senior unsecured notes, along with borrowings under its revolving credit facility, to redeem its outstanding 5.625% senior notes due in 2026.

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
Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31	Total	United States	Guyana	Malaysia and JDA	Other (a)

	(In millions)
2024
Property acquisitions
Unproved	$88	$88	$—	$—	$—
Proved	—	—	—	—	—
Exploration	480	203	254	—	23
Production and development capital expenditures (b)	4,516	1,628	2,725	158	5
2023
Property acquisitions
Unproved	$8	$8	$—	$—	$—
Proved	—	—	—	—	—
Exploration	484	167	271	5	41
Production and development capital expenditures (b) (c)	3,885	1,424	2,258	203	—
2022
Property acquisitions
Unproved	$1	$1	$—	$—	$—
Proved	—	—	—	—	—
Exploration	489	158	259	11	61
Production and development capital expenditures (b)	2,449	970	1,167	303	9
(a)Other includes our interests in Libya (sold in November 2022), Suriname and Canada.
(b)Includes an increase for net accruals and revisions of asset retirement obligations of $225 million in 2024 (2023: $201 million increase; 2022: $218 million increase).
(c)Net accruals for asset retirement obligations in the United States exclude a charge of $82 million in 2023 related to our former interests in the West Delta Field in the Gulf of America which we sold to a Fieldwood predecessor in 2004. See Note 8, Asset Retirement Obligations in the Notes to Consolidated Financial Statements.
Capitalized Costs Relating to Oil and Gas Producing Activities

	At December 31,
	2024	2023

	(In millions)
Unproved properties	$179	$103
Proved properties	2,638	2,660
Wells, equipment and related facilities	33,059	29,159
Total costs	35,876	31,922
Less: Reserve for depreciation, depletion, amortization and lease impairment	19,285	17,726
Net Capitalized Costs	$16,591	$14,196

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

For the Years Ended December 31	Total	United States	Guyana (a)	Malaysia and JDA	Other (b)

	(In millions)
2024
Revenue from net production volumes	$10,220	$3,814	$5,456	$950	$—
Costs and Expenses
Operating costs and expenses	1,631	955	458	218	—
Production and severance taxes	234	222	—	12	—
Midstream tariffs	1,376	1,376	—	—	—
Exploration expenses, including dry holes and lease impairment	326	219	36	48	23
General and administrative expenses	321	286	18	17	—
Depreciation, depletion and amortization	2,282	1,115	846	320	1
Impairment	132	127	—	—	5
Total Costs and Expenses	6,302	4,300	1,358	615	29
Results of Operations Before Income Taxes	3,918	(486)	4,098	335	(29)
Provision (benefit) for income taxes	1,129	—	1,046	84	(1)
Results of Operations	$2,789	$(486)	$3,052	$251	$(28)

2023
Revenue from net production volumes	$7,761	$3,462	$3,374	$925	$—
Costs and Expenses
Operating costs and expenses	1,479	901	402	176	—
Production and severance taxes	216	206	—	10	—
Midstream tariffs	1,245	1,245	—	—	—
Exploration expenses, including dry holes and lease impairment	317	170	97	1	49
General and administrative expenses	254	213	26	15	—
Depreciation, depletion and amortization	1,852	904	526	422	—
Impairment	82	82	—	—	—
Total Costs and Expenses	5,445	3,721	1,051	624	49
Results of Operations Before Income Taxes	2,316	(259)	2,323	301	(49)
Provision (benefit) for income taxes	696	—	628	67	1
Results of Operations	$1,620	$(259)	$1,695	$234	$(50)

2022
Revenue from net production volumes	$7,976	$4,076	$2,538	$873	$489
Costs and Expenses
Operating costs and expenses	1,186	706	320	143	17
Production and severance taxes	255	242	—	13	—
Midstream tariffs	1,193	1,193	—	—	—
Exploration expenses, including dry holes and lease impairment	208	122	63	4	19
General and administrative expenses	224	189	18	16	1
Depreciation, depletion and amortization	1,520	810	394	297	19
Impairment	54	54	—	—	—
Total Costs and Expenses	4,640	3,316	795	473	56
Results of Operations Before Income Taxes	3,336	760	1,743	400	433
Provision (benefit) for income taxes	991	—	514	32	445
Results of Operations	$2,345	$760	$1,229	$368	$(12)
(a)Production commenced from Liza Phase 1 in December 2019, Liza Phase 2 in February 2022 and Payara in November 2023. Operating costs and expenses also include pre-development costs from the operator for future phases of development and Hess internal costs.
(b)Other includes our interests in Libya (sold in November 2022), Suriname and Canada.

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
Internal Controls
The Corporation maintains internal controls over its oil and gas reserve estimation processes, which are administered by our Global Reserves group and our Chief Financial Officer. Estimates of reserves are prepared by technical staff who work directly with the oil and gas properties using industry standard reserve estimation principles, definitions and methodologies.  Each year, reserve estimates of the Corporation’s assets are subject to internal technical audits and reviews.  In addition, an independent third-party reserve engineer reviews and audits a significant portion of the Corporation’s reported reserves (see pages 95 through 99).  Reserve estimates are reviewed by senior management and the Board of Directors.
Qualifications
The person primarily responsible for overseeing the preparation of the Corporation’s oil and gas reserves during 2024 was the Director, Global Reserves. He is a member of the Society of Petroleum Engineers and has over 20 years of experience in the oil and gas industry with a MSc degree in Petroleum Engineering. His experience has been primarily focused on oil and gas subsurface understanding and reserves estimation in both domestic and international areas.  He is also responsible for the Corporation’s Global Reserves group, which is the internal organization that establishes the policies and processes used within the operating units to estimate reserves and perform internal technical reserve audits and reviews.
Reserves Audit
We engaged the consulting firm of DeGolyer and MacNaughton (D&M) to perform an audit of the internally prepared reserve estimates on certain fields aggregating approximately 85% of 2024 year‑end reported reserve quantities on a barrel of oil equivalent basis (2023: 89%). The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates and compliance with SEC regulations. The D&M report, dated February 5, 2025, on the Corporation’s estimated oil and gas reserves was prepared using standard geological and engineering methods generally recognized in the petroleum industry. D&M is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over 70 years.  D&M’s letter report on the Corporation’s December 31, 2024 oil and gas reserves is included as an exhibit to this Form 10‑K. While the D&M report should be read in its entirety, the report concludes that for the properties reviewed by D&M, the total net proved reserve estimates prepared by Hess and independently evaluated by D&M, in the aggregate, differed by approximately 2.6% (2023: approximately 1.3%) of total audited net proved reserves on a barrel of oil equivalent basis. The report also includes among other information, the qualifications of the technical person primarily responsible for overseeing the reserve audit.
Crude Oil Prices Used to Estimate Proved Reserves
Proved reserves are calculated using the average price during the twelve-month period before December 31 determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within the year, unless prices are defined by contractual agreements, excluding escalations based on future conditions.  Crude oil prices used in the determination of proved reserves at December 31, 2024 were $74.88 per barrel for WTI (2023: $78.10; 2022: $94.13) and $78.81 per barrel for Brent (2023:

$82.51; 2022: $97.98).  New York Mercantile Exchange (NYMEX) natural gas prices used were $2.37 per mcf in 2024 (2023: $2.75; 2022: $6.44).
At December 31, 2024, spot prices closed at $71.72 per barrel for WTI and $74.64 per barrel for Brent.  If crude oil prices in 2025 are at levels below that used in determining 2024 proved reserves, we may recognize negative revisions to our December 31, 2025 proved undeveloped reserves.  In addition, we may recognize negative revisions to proved developed reserves, which can vary significantly by asset due to differing operating cost structures.  Conversely, price increases in 2025 above those used in determining 2024 proved reserves could result in positive revisions to proved developed and proved undeveloped reserves at December 31, 2025.  It is difficult to estimate the magnitude of any potential net negative or positive change in proved reserves at December 31, 2025, due to numerous currently unknown factors, including 2025 crude oil prices, the amount of any additions to proved reserves, positive or negative revisions in proved reserves related to 2025 reservoir performance, the levels to which industry costs will change in response to 2025 crude oil prices, and management’s plans as of December 31, 2025 for developing proved undeveloped reserves.
Following are the Corporation’s proved reserves:

	Crude Oil & Condensate					Natural Gas Liquids
	United States	Guyana	Malaysia and JDA	Other (a)	Total	United States	Total

	(Millions of bbls)					(Millions of bbls)
Net Proved Reserves
At January 1, 2022	498	205	5	100	808	233	233
Revisions of previous estimates	(35)	4	(1)	(1)	(33)	10	10
Extensions, discoveries and other additions	55	100	—	—	155	22	22
Sales of minerals in place	—	—	—	(93)	(93)	—	—
Production	(35)	(29)	(1)	(6)	(71)	(20)	(20)
At December 31, 2022	483	280	3	—	766	245	245
Revisions of previous estimates	(19)	71	1	—	53	26	26
Extensions, discoveries and other additions	43	78	1	—	122	16	16
Production	(38)	(42)	(2)	—	(82)	(25)	(25)
At December 31, 2023	469	387	3	—	859	262	262
Revisions of previous estimates	(54)	53	1	—	—	18	18
Extensions, discoveries and other additions	79	65	—	—	144	40	40
Production	(42)	(68)	(2)	—	(112)	(28)	(28)
At December 31, 2024	452	437	2	—	891	292	292

Net Proved Developed Reserves
At January 1, 2022	283	65	3	100	451	138	138
At December 31, 2022	277	116	3	—	396	156	156
At December 31, 2023	265	201	3	—	469	173	173
At December 31, 2024	258	209	2	—	469	191	191

Net Proved Undeveloped Reserves
At January 1, 2022	215	140	2	—	357	95	95
At December 31, 2022	206	164	—	—	370	89	89
At December 31, 2023	204	186	—	—	390	89	89
At December 31, 2024	194	228	—	—	422	101	101
(a)Other includes our interests in Libya (sold in November 2022).

	Natural Gas					Total
	United States	Guyana (b)	Malaysia and JDA	Other (c)	Total	United States	Guyana	Malaysia and JDA	Other (c)	Total

	(Millions of mcf)					(Millions of boe)
Net Proved Reserves
At January 1, 2022	935	48	525	98	1,606	887	213	93	116	1,309
Revisions of previous estimates	57	17	(15)	(1)	58	(16)	7	(3)	(1)	(13)
Extensions, discoveries and other additions	92	29	1	—	122	92	105	—	—	197
Sales of minerals in place	—	—	—	(94)	(94)	—	—	—	(109)	(109)
Production (a)	(80)	(3)	(136)	(3)	(222)	(68)	(30)	(24)	(6)	(128)
At December 31, 2022 (d)	1,004	91	375	—	1,470	895	295	66	—	1,256
Revisions of previous estimates	16	18	41	—	75	10	74	8	—	92
Extensions, discoveries and other additions	65	81	38	—	184	70	92	7	—	169
Production (a)	(93)	(5)	(139)	—	(237)	(79)	(43)	(25)	—	(147)
At December 31, 2023 (d)	992	185	315	—	1,492	896	418	56	—	1,370
Revisions of previous estimates	59	1	14	—	74	(26)	53	3	—	30
Extensions, discoveries and other additions	159	27	12	—	198	145	70	2	—	217
Production (a)	(104)	(6)	(126)	—	(236)	(87)	(69)	(23)	—	(179)
At December 31, 2024 (d)	1,106	207	215	—	1,528	928	472	38	—	1,438

Net Proved Developed Reserves
At January 1, 2022	568	17	394	98	1,077	516	68	69	116	769
At December 31, 2022	648	37	304	—	989	541	122	54	—	717
At December 31, 2023	656	71	288	—	1,015	547	213	51	—	811
At December 31, 2024	727	88	208	—	1,023	570	224	37	—	831

Net Proved Undeveloped Reserves
At January 1, 2022	367	31	131	—	529	371	145	24	—	540
At December 31, 2022	356	54	71	—	481	354	173	12	—	539
At December 31, 2023	336	114	27	—	477	349	205	5	—	559
At December 31, 2024	379	119	7	—	505	358	248	1	—	607
(a)Natural gas production in 2024 includes 17 million mcf used for fuel (2023: 17 million mcf; 2022: 14 million mcf).
(b)Guyana natural gas reserves at December 31, 2024 and 2023 reflect natural gas to be sold from the Liza Field to supply the 300 megawatt onshore power plant that will be constructed and operated by the Government of Guyana, and natural gas that will be consumed for fuel. Guyana natural gas reserves at December 31, 2022 reflect natural gas that will be consumed for fuel.
(c)Other includes our interests in Libya (sold in November 2022).
(d)Natural gas to be consumed as fuel represents less than 3% of total proved reserves on a barrel of oil equivalent basis at December 31, 2024, 2023 and 2022.
Extensions, discoveries and other additions (‘Additions’)
2024:  Total Additions were 217 million boe, of which 38 million boe (26 million barrels of crude oil, 4 million barrels of NGL and 47 million mcf of natural gas) related to proved developed reserves.  Additions to proved developed reserves primarily resulted from drilling activity at the Stabroek Block, offshore Guyana, the Bakken shale play in North Dakota and one well drilled in the Gulf of America. Additions to proved undeveloped reserves were 179 million boe (118 million barrels of crude oil, 36 million barrels of NGL and 151 million mcf of natural gas) and are discussed in further detail on page 99.
2023:  Total Additions were 169 million boe, of which 15 million boe (5 million barrels of crude oil, 2 million barrels of NGL and 48 million mcf of natural gas) related to proved developed reserves. Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota and North Malay Basin, offshore Peninsula Malaysia. Additions to proved undeveloped reserves were 154 million boe (117 million barrels of crude oil, 14 million barrels of NGL and 136 million mcf of natural gas) and are discussed in further detail on page 99.
2022:  Total Additions were 197 million boe, of which 14 million boe (9 million barrels of crude oil, 3 million barrels of NGL and 14 million mcf of natural gas) related to proved developed reserves. Additions to proved developed reserves primarily resulted from drilling activity in the Bakken shale play in North Dakota and the Stabroek Block, offshore Guyana. Additions to proved undeveloped reserves were 183 million boe (146 million barrels of crude oil, 19 million barrels of NGL and 108 million mcf of natural gas) and are discussed in further detail on page 99.

Revisions of previous estimates
2024:  Total revisions of previous estimates of proved reserves amounted to a net increase of 30 million boe, of which revisions of proved developed reserves amounted to a net increase of 64 million boe (27 million barrels of crude oil, 20 million barrels of NGL and 100 million mcf of natural gas).  In Guyana, net positive revisions to proved developed reserves of 49 million boe, primarily resulted from increased recovery associated with water injection (60%), well performance (35%), and other positive revisions (5%). In the United States, net positive revisions to proved developed reserves from the Bakken of 3 million boe, primarily resulted from performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction. In the Gulf of America, net positive revisions to proved developed reserves of 7 million boe, primarily related to performance at the Stampede Field. In Malaysia and JDA, net positive revisions to proved developed reserves of 5 million boe, were primarily due to performance at North Malay Basin. Revisions associated with proved undeveloped reserves are discussed in further detail on page 99.
2023:  Total revisions of previous estimates of proved reserves amounted to a net increase of 92 million boe, of which revisions of proved developed reserves amounted to a net increase of 80 million boe (45 million barrels of crude oil, 24 million barrels of NGL and 64 million mcf of natural gas). In the United States, net positive revisions to proved developed reserves from the Bakken were 13 million boe, comprised of positive revisions of 19 million boe and negative price revisions of 6 million boe. The positive revisions resulted from performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction, including updated shrinkage and yield factors (55%), and the capture of additional gas volumes (45%). In Guyana, net positive revisions to proved developed reserves of 66 million boe, primarily related to the Liza Field, resulted from improved recovery associated with water injection (60%), well performance (30%), and other positive revisions (10%), primarily increased natural gas for consumption. Revisions associated with proved undeveloped reserves are discussed in further detail on page 99.
2022:  Total revisions of previous estimates of proved reserves amounted to a net decrease of 13 million boe, of which revisions of proved developed reserves amounted to a net increase of 20 million boe (20 million barrels of NGL and 82 million mcf of natural gas offset by a decrease of 14 million barrels of crude oil). In the United States, net positive revisions to proved developed reserves from the Bakken were 17 million boe relating to the capture of additional gas volumes (50%), well performance largely driven by an increase in gas volume estimates partially offset by an oil volume reduction (30%), and the impact of higher commodity prices (20%). In Guyana, net positive revisions to proved developed reserves totaled 2 million boe due to increased recovery based on performance and other positive revisions (7 million boe), partially offset by the impact of higher commodity prices on entitlement allocations in the PSC (5 million boe). Revisions associated with proved undeveloped reserves are discussed in further detail on page 99.
Sales of minerals in place (‘Asset sales’)
2022: Asset sales relate to the divestiture of our working interest in the Waha Concession in Libya.
Proved Undeveloped Reserves
Following are the Corporation’s proved undeveloped reserves:

	United States	Guyana	Malaysia and JDA	Total

	(Millions of boe)
Net Proved Undeveloped Reserves
At January 1, 2022	371	145	24	540
Revisions of previous estimates	(35)	5	(3)	(33)
Extensions, discoveries and other additions	81	102	—	183
Transfers to proved developed reserves	(63)	(79)	(9)	(151)
At December 31, 2022	354	173	12	539
Revisions of previous estimates	(1)	8	5	12
Extensions, discoveries and other additions	61	92	1	154
Transfers to proved developed reserves	(65)	(68)	(13)	(146)
At December 31, 2023	349	205	5	559
Revisions of previous estimates	(36)	4	(2)	(34)
Extensions, discoveries and other additions	127	52	—	179
Transfers to proved developed reserves	(82)	(13)	(2)	(97)
At December 31, 2024	358	248	1	607

Extensions, discoveries and other additions (‘Additions’)
2024: In the United States, Additions in the Bakken shale play in North Dakota from new wells planned to be drilled in the next five years were 126 million boe, including the development of three-mile laterals for approximately 45% of these new wells. In Guyana, Additions of 52 million boe were due to the sanctioning of the Whiptail Field development (46 million boe) and other additions primarily related to the Payara and Uaru Fields (6 million boe).
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
Revisions of previous estimates
2024:  In the United States, net negative reserve revisions of 36 million boe were from the Bakken, which included a net decrease of 32 million boe related to wells moved outside the five-year development plan, and other negative revisions of 4 million boe primarily related to performance. In Guyana, net positive reserve revisions were 4 million boe, primarily from increased recovery based on performance.
2023:  In the United States, net negative reserve revisions of 1 million boe were primarily from the Bakken, which included a net decrease of 12 million boe related to wells moved outside the five-year development plan, partially offset by net positive revisions of 11 million boe primarily related to performance and updates to ownership interests. In Guyana, net positive reserve revisions of 8 million boe were primarily due to the impact of lower crude oil prices on entitlement allocations in the PSC. In Malaysia and JDA, net positive revisions of 5 million boe primarily related to incorporating the latest drilling results.
2022:  In the United States, net negative reserve revisions of 35 million boe were primarily from the Bakken, which included a net decrease of 26 million boe related to wells moved outside the five-year development plan, and other negative revisions of 9 million boe primarily related to performance and updates to ownership interests. In Guyana, net positive reserve revisions were 5 million boe, which included a net increase of 13 million boe primarily from increased recovery based on performance partially offset by negative revisions of 8 million boe related to the impact of higher crude oil prices on entitlement allocations in the PSC.
Transfers to proved developed reserves (‘Transfers’)
2024:  Transfers from proved undeveloped reserves totaled 82 million boe in the United States resulted from drilling activity in the Bakken. In Guyana, Transfers of 13 million boe resulted from drilling activity at the Payara Field. Transfers in 2024 were consistent with the development plan used to determine proved reserves at December 31, 2023, and in the Bakken we plan to continue to operate four rigs going forward. In Malaysia and JDA, Transfers of 2 million boe resulted from drilling activity.
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
2022:  Transfers from proved undeveloped reserves totaled 79 million boe in Guyana primarily related to the startup of production from the Liza Phase 2 development in February 2022. In the United States, Transfers were 59 million boe in the Bakken and 4 million boe in the Gulf of America resulting from drilling activity. Transfers in the United States for 2022 were consistent with the development plan used to determine proved reserves at December 31, 2021. In the Bakken, we added a fourth rig in July 2022, and we plan to operate four rigs going forward. In Malaysia and JDA, Transfers of 9 million boe resulted from drilling activity.
In 2024, capital expenditures of $1,324 million were incurred to convert proved undeveloped reserves to proved developed reserves (2023: $2,198 million; 2022: $1,780 million).
At December 31, 2024, there are no projects that have proved reserves that have been classified as undeveloped for a period in excess of five years.
Production Sharing Contracts
The Corporation’s proved reserves include crude oil and natural gas reserves relating to long‑term agreements with governments or authorities in which the Corporation has the legal right to produce or has a revenue interest in the production.  The Corporation’s operations with these production sharing arrangements include those in Guyana, Malaysia, and the JDA. In these production sharing arrangements, if other economic factors remain stable, reserves estimates which are attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices decrease, the Corporation’s net reserves estimates will increase. Proved reserves for each of the three years ended December 31, 2024, as well as volumes produced and received during 2024, 2023 and 2022 from these PSCs are presented in the proved reserve tables on pages 96 and 97. Revisions resulting from the entitlement impact of price changes in PSCs increased proved reserves by 2 million boe in 2024 (2023: 10 million boe increase; 2022: 14 million boe decrease).

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
The prices used for the discounted future net cash flows in 2024 were $74.88 per barrel for WTI (2023: $78.10; 2022: $94.13) and $78.81 per barrel for Brent (2023: $82.51; 2022: $97.98) and do not include the effects of commodity hedges.  NYMEX natural gas prices used were $2.37 per mcf in 2024 (2023: $2.75; 2022: $6.44).  Selling prices have in the past, and can in the future, fluctuate significantly.  As a result, selling prices used in the disclosure of future net cash flows may not be representative of future selling prices.  The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The amount of tax deductions, credits, and allowances relating to the Corporation’s proved oil and gas reserves can change year to year due to factors including changes in proved reserves, variances in actual pre-tax cash flows from forecasted pre-tax cash flows in historical periods, and the impact to year-end carryforward tax attributes associated with deducting in the Corporation’s income tax returns exploration expenses, interest expense, and corporate general and administrative expenses that are not contemplated in the standardized measure computations.  The future net cash flow estimates could be materially different if other assumptions were used.

At December 31	Total	United States	Guyana	Malaysia and JDA

	(In millions)
2024
Future revenues	$67,598	$30,722	$35,483	$1,393
Less:
Future production costs	20,430	14,715	5,083	632
Future development costs	14,480	6,295	7,925	260
Future income tax expenses	6,440	1,742	4,624	74
	41,350	22,752	17,632	966
Future net cash flows	26,248	7,970	17,851	427
Less: Discount at 10% annual rate	11,616	5,291	6,294	31
Standardized Measure of Discounted Future Net Cash Flows	$14,632	$2,679	$11,557	$396

2023
Future revenues	$68,167	$33,514	$32,691	$1,962
Less:
Future production costs	20,607	14,083	5,750	774
Future development costs	13,324	5,866	7,096	362
Future income tax expenses	7,373	2,953	4,299	121
	41,304	22,902	17,145	1,257
Future net cash flows	26,863	10,612	15,546	705
Less: Discount at 10% annual rate	12,130	6,254	5,817	59
Standardized Measure of Discounted Future Net Cash Flows	$14,733	$4,358	$9,729	$646

2022
Future revenues	$80,822	$50,373	$28,060	$2,389
Less:
Future production costs	19,640	14,141	4,687	812
Future development costs	11,088	5,186	5,430	472
Future income tax expenses	11,795	7,308	4,307	180
	42,523	26,635	14,424	1,464
Future net cash flows	38,299	23,738	13,636	925
Less: Discount at 10% annual rate	17,382	12,677	4,589	116
Standardized Measure of Discounted Future Net Cash Flows	$20,917	$11,061	$9,047	$809

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

For the Years Ended December 31	2024	2023	2022

	(In millions)
Standardized Measure of Discounted Future Net Cash Flows at January 1	$14,733	$20,917	$11,253
Changes during the year:
Sales and transfers of oil and gas produced during the year, net of production costs	(6,979)	(4,821)	(5,342)
Development costs incurred during the year	4,291	3,684	2,231
Net changes in prices and production costs	(2,088)	(13,815)	11,649
Net change in estimated future development costs	(1,096)	(2,039)	(2,156)
Extensions and discoveries (including improved recovery) of oil and gas reserves, less related costs	1,592	3,202	5,655
Revisions of previous oil and gas reserve estimates	1,800	2,510	(188)
Net purchases (sales) of minerals in place, before income taxes	—	—	(3,099)
Accretion of discount	1,855	2,716	1,338
Net change in income taxes	543	2,425	(450)
Revision in rate or timing of future production and other changes	(19)	(46)	26
Total	(101)	(6,184)	9,664
Standardized Measure of Discounted Future Net Cash Flows at December 31	$14,632	$14,733	$20,917

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of December 31, 2024.
There was no change in internal controls over financial reporting identified in the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.
Management’s report on internal control over financial reporting and the attestation report on the Corporation’s internal controls over financial reporting are included in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10‑K.
Item 9B.  Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
For information regarding our executive officers, see Part I of this Annual Report on Form 10-K. Additional information required by this item will be included under the caption “Proposal 1: Election of Directors” in our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC (2025 Proxy Statement) and is incorporated herein by reference.
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
Information regarding our insider trading policy governing the purchase, sale and other dispositions of the registrant’s securities by directors, senior management, and employees will be included under sub-caption “Proposal 1: Election of Directors—Insider Trading Policy” in our 2025 Proxy Statement. A copy of the insider trading policy is filed as an exhibit to this Annual Report.
Item 11.  Executive Compensation
Information relating to executive compensation will be included under the caption “Executive Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.
Information relating to director compensation will be included under the sub-caption “Proposal 1: Election of Directors—Director Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information pertaining to security ownership of certain beneficial owners and management will be included under the sub-captions “Proposal 1: Election of Directors—Ownership of Voting Securities by Certain Beneficial Owners” and “Proposal 1: Election of Directors—Ownership of Equity Securities by Management” in our 2025 Proxy Statement and is incorporated herein by reference.
See Equity Compensation Plans in Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for information pertaining to securities authorized for issuance under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included under the sub-captions “Proposal 1: Election of Directors—Related Party Transactions” and “Proposal 1: Election of Directors—Director and Nominee Independence” in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services
Information relating to this item will be included under the caption “Proposal 3: Ratification of the Selection of Ernst & Young LLP as Our Independent Registered Public Accountants” in our 2025 Proxy Statement and is incorporated herein by reference.

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

2(1)†
Agreement and Plan of Merger, dated as of October 22, 2023, among Chevron Corporation, Yankee Merger Sub Inc. and Hess Corporation incorporated by reference to Exhibit 2(1) of Registrant’s Form 10‑K for the year ended December 31, 2023.

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

4(7)	Form of 6.00% Note due 2040, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on December 15, 2009.
4(8)	Form of 5.60% Note due 2041, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on August 12, 2010.
4(9)	Form of 4.30% Note due 2027, incorporated by reference to Exhibit 4(1) to Form 8‑K of Registrant filed on September 28, 2016.

4(10)	Form of 5.80% Note due 2047, incorporated by reference to Exhibit 4(2) to Form 8‑K of Registrant filed on September 28, 2016.
4(11)
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

10(1)*	Annual Cash Incentive Plan description incorporated by reference to Item 5.02 of Form 8‑K of Registrant filed on March 8, 2024.
10(2)*	Financial Counseling Program description incorporated by reference to Exhibit 10(6) of Form 10‑K of Registrant for the fiscal year ended December 31, 2004.
10(3)*	Hess Corporation Savings and Stock Bonus Plan incorporated by reference to Exhibit 10(7) of Form 10‑K of Registrant for the fiscal year ended December 31, 2006.
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

10(12)*	Deferred Compensation Plan of Registrant, dated December 1, 1999, incorporated by reference to Exhibit 10(16) of Form 10‑K of Registrant for the fiscal year ended December 31, 1999.
10(13)*	Hess Corporation 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on June 13, 2017.
10(14)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(15)*	Form of Stock Option Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(2) of Form 10-Q of Registrant for the three months ended March 31, 2020.
10(16)*	Amendment No. 1 to the Hess Corporation 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of the Registrant, filed on June 3, 2021.
10(17)*	Form of 2022 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2022.
10(18)*	Form of 2023 Performance Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 10-Q of Registrant for the three months ended March 31, 2023.
10(19)
Voting and Support Agreement, dated October 22, 2023, by and among Chevron Corporation, Hess Corporation and John B. Hess incorporated by reference to Exhibit 10(1) of Form 8‑K of Registrant filed on October 23, 2023.

10(20)*	Form of Restricted Stock Award Agreement under the 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 10(1) of Form 8-K of Registrant filed on March 8, 2024.
19	Registrant’s Insider Trading Policy.

21	Subsidiaries of Registrant.
23(1)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 27, 2025.
23(2)	Consent of DeGolyer and MacNaughton dated February 27, 2025.
24	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
97*	Registrant’s Compensation Recovery Policy incorporated by reference to Exhibit 97 of Registrant’s Form 10-K for the year ended December 31, 2023.
99(1)
Letter report of DeGolyer and MacNaughton, Independent Petroleum Engineering Consulting Firm, dated February 5, 2025, on proved reserves audit as of December 31, 2024 of certain properties attributable to Registrant.

101(INS)	Inline XBRL Instance Document
101(SCH)	Inline XBRL Schema Document
101(CAL)	Inline XBRL Calculation Linkbase Document
101(LAB)	Inline XBRL Labels Linkbase Document
101(PRE)	Inline XBRL Presentation Linkbase Document
101(DEF)	Inline XBRL Definition Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 has been formatted in Inline XBRL.
* These exhibits relate to executive compensation plans and arrangements.
† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
# Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2025.

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

Signature	Title	Date

/s/ John B. Hess	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
John B. Hess

/s/ James H. Quigley	Director and Chairman of the Board	February 27, 2025
James H. Quigley

/s/ Terrence J. Checki	Director	February 27, 2025
Terrence J. Checki

/s/ Leonard S. Coleman Jr.	Director	February 27, 2025
Leonard S. Coleman Jr.

/s/ Lisa Glatch	Director	February 27, 2025
Lisa Glatch

/s/ Edith E. Holiday	Director	February 27, 2025
Edith E. Holiday

/s/ Marc S. Lipschultz	Director	February 27, 2025
Marc S. Lipschultz

/s/ Raymond J. McGuire	Director	February 27, 2025
Raymond J. McGuire

/s/ David McManus	Director	February 27, 2025
David McManus

/s/ Dr. Kevin O. Meyers	Director	February 27, 2025
Dr. Kevin O. Meyers

/s/ Karyn F. Ovelmen	Director	February 27, 2025
Karyn F. Ovelmen

/s/ John P. Rielly	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
John P. Rielly

/s/ William G. Schrader	Director	February 27, 2025
William G. Schrader