Form 10-Q
period 2025-03-31
HESS CORP
filed 2025-05-08
CIK 4447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
At March 31, 2025, there were 309,271,043 shares of Common Stock outstanding.

HESS CORPORATION
Form 10-Q

Unless the context indicates otherwise, references to “Hess”, the “Corporation”, “Registrant”, “we”, “us”, “our” and “its” refer to the consolidated business operations of Hess Corporation and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2025	December 31, 2024

	(In millions, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$1,324	$1,171
Accounts receivable:
From contracts with customers	973	1,274
Joint venture and other	176	196
Inventories	472	419
Other current assets	131	113
Total current assets	3,076	3,173
Property, plant and equipment:
Total — at cost	42,124	41,023
Less: Reserves for depreciation, depletion, amortization and lease impairment	21,702	21,102
Property, plant and equipment — net	20,422	19,921
Operating lease right-of-use assets — net	599	652
Finance lease right-of-use assets — net	86	90
Goodwill	360	360
Deferred income taxes	705	579
Post-retirement benefit assets	666	655
Other assets	1,224	1,121
Total Assets	$27,138	$26,551
Liabilities
Current Liabilities:
Accounts payable	$437	$417
Accrued liabilities	1,937	1,942
Taxes payable	105	98
Current portion of long-term debt	25	23
Current portion of operating and finance lease obligations	346	346
Total current liabilities	2,850	2,826
Long-term debt	8,654	8,555
Long-term operating lease obligations	347	404
Long-term finance lease obligations	126	132
Deferred income taxes	871	784
Asset retirement obligations	1,434	1,377
Other liabilities and deferred credits	471	470
Total Liabilities	14,753	14,548
Equity
Hess Corporation stockholders’ equity:
Common stock, par value $1.00; Authorized — 600,000,000 shares
Issued 309,271,043 shares (2024: 308,293,765)	309	308
Capital in excess of par value	6,662	6,616
Retained earnings	4,756	4,500
Accumulated other comprehensive income (loss)	(206)	(208)
Total Hess Corporation stockholders’ equity	11,521	11,216
Noncontrolling interests	864	787
Total Equity	12,385	12,003
Total Liabilities and Equity	$27,138	$26,551
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In millions, except per share amounts)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,912	$3,309
Other, net	26	32
Total revenues and non-operating income	2,938	3,341
Costs and Expenses
Marketing, including purchased oil and gas	578	622
Operating costs and expenses	470	412
Production and severance taxes	51	56
Exploration expenses, including dry holes and lease impairment	76	42
General and administrative expenses	271	124
Interest expense	92	113
Depreciation, depletion and amortization	619	557
Total costs and expenses	2,157	1,926
Income Before Income Taxes	781	1,415
Provision for income taxes	259	348
Net Income	522	1,067
Less: Net income attributable to noncontrolling interests	92	95
Net Income Attributable to Hess Corporation	$430	$972

Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.40	$3.17
Diluted	$1.39	$3.16
Weighted Average Number of Common Shares Outstanding:
Basic	307.4	306.4
Diluted	308.6	307.9
Common Stock Dividends Per Share	$0.5000	$0.4375
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net Income	$522	$1,067
Other Comprehensive Income (Loss):
Pension and other postretirement plans
(Increase) reduction in unrecognized actuarial losses	—	—
Income taxes on actuarial changes in plan liabilities	—	—
(Increase) reduction in unrecognized actuarial losses, net	—	—
Amortization of net actuarial losses	2	—
Income taxes on amortization of net actuarial losses	—	—
Net effect of amortization of net actuarial losses	2	—
Change in pension and other postretirement plans, after taxes	2	—
Comprehensive Income	524	1,067
Less: Comprehensive income attributable to noncontrolling interests	92	95
Comprehensive Income Attributable to Hess Corporation	$432	$972
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In millions)
Cash Flows From Operating Activities
Net income	$522	$1,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	619	557
Exploratory dry hole costs	21	—
Exploration lease impairment	7	3
Stock compensation expense	43	39
Provision for deferred income taxes and other tax accruals	103	63
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	321	(359)
(Increase) decrease in inventories	(53)	(78)
Increase (decrease) in accounts payable and accrued liabilities	(59)	(294)
Increase (decrease) in taxes payable	7	10
Changes in other operating assets and liabilities	(130)	(123)
Net cash provided by (used in) operating activities	1,401	885
Cash Flows From Investing Activities
Additions to property, plant and equipment - E&P	(966)	(902)
Additions to property, plant and equipment - Midstream	(46)	(55)
Proceeds from asset sales, net of cash sold	2	—
Other, net	—	(1)
Net cash provided by (used in) investing activities	(1,010)	(958)
Cash Flows From Financing Activities
Net borrowings (repayments) of debt with maturities of 90 days or less	113	115
Debt with maturities of greater than 90 days:
Borrowings	800	—
Repayments	(805)	(3)
Cash dividends paid	(157)	(137)
Noncontrolling interests, net	(156)	(151)
Employee stock options exercised	6	11
Withholding tax on stock-based incentive awards	(24)	(8)
Payments on finance lease obligations	(3)	(3)
Other, net	(12)	(1)
Net cash provided by (used in) financing activities	(238)	(177)
Net Increase (Decrease) in Cash and Cash Equivalents	153	(250)
Cash and Cash Equivalents at Beginning of Year	1,171	1,688
Cash and Cash Equivalents at End of Period	$1,324	$1,438
See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)

HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
STATEMENT OF CONSOLIDATED EQUITY (UNAUDITED)

	Common Stock	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Hess Stockholders’ Equity	Noncontrolling Interests	Total Equity

For the Three Months Ended March 31, 2025
Balance at January 1, 2025	$308	$6,616	$4,500	$(208)	$11,216	$787	$12,003
Net income	—	—	430	—	430	92	522
Other comprehensive income (loss)	—	—	—	2	2	—	2
Share-based compensation	1	46	(20)	—	27	—	27
Dividends on common stock	—	—	(154)	—	(154)	—	(154)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	129	129
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(50)	(50)
Noncontrolling interests, net	—	—	—	—	—	(94)	(94)
Balance at March 31, 2025	$309	$6,662	$4,756	$(206)	$11,521	$864	$12,385
For the Three Months Ended March 31, 2024
Balance at January 1, 2024	$307	$6,495	$2,318	$(134)	$8,986	$616	$9,602
Net income	—	—	972	—	972	95	1,067
Other comprehensive income (loss)	—	—	—	—	—	—	—
Share-based compensation	1	50	(6)	—	45	—	45
Dividends on common stock	—	—	(135)	—	(135)	—	(135)
Sale of Class A shares of Hess Midstream LP	—	—	—	—	—	94	94
Repurchase of Class B units of Hess Midstream Operations LP	—	—	—	—	—	(53)	(53)
Noncontrolling interests, net	—	—	—	—	—	(89)	(89)
Balance at March 31, 2024	$308	$6,545	$3,149	$(134)	$9,868	$663	$10,531

See accompanying Notes to Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.  Basis of Presentation
The financial statements included in this report reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of our consolidated financial position at March 31, 2025 and December 31, 2024, the consolidated results of operations for the three months ended March 31, 2025 and 2024, and consolidated cash flows for the three months ended March 31, 2025 and 2024.  The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.
The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by generally accepted accounting principles (GAAP) in the United States have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
New Accounting Pronouncements:
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures, which enhances the disclosure requirements within Accounting Standards Codification Topic 740. The ASU requires, among other disclosures, greater disaggregation of information and the use of certain categories in the rate reconciliation, and the disaggregation of income taxes paid by jurisdiction. The ASU will be effective for the Corporation for the year ending December 31, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements.
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
 2.  Inventories
Inventories consisted of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Crude oil and natural gas liquids	$100	$95
Materials and supplies	372	324
Total Inventories	$472	$419

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.  Property, Plant and Equipment
Capitalized Exploratory Well Costs:
The following table discloses the net changes in capitalized exploratory well costs pending determination of proved reserves during the three months ended March 31, 2025 (in millions):

Balance at January 1, 2025	$1,010
Additions to capitalized exploratory well costs pending the determination of proved reserves	28
Balance at March 31, 2025	$1,038
In the first quarter of 2025, additions to capitalized exploratory well costs pending determination of proved reserves primarily related to wells drilled on the Stabroek Block (Hess 30%), offshore Guyana. At March 31, 2025, 37 exploration and appraisal wells on the Stabroek Block, with a total cost of $967 million, were capitalized pending determination of proved reserves. The preceding table excludes well costs of $21 million that were incurred and expensed during the first quarter of 2025.
At March 31, 2025, exploratory well costs capitalized for greater than one year following completion of drilling of $881 million was comprised of the following:
Guyana: 93% of the capitalized well costs in excess of one year relate to successful exploration and appraisal wells where hydrocarbons were encountered on the Stabroek Block. A field development plan for the seventh development project on the block, Hammerhead, was submitted by the operator to the Government of Guyana for approval in March 2025. The operator plans further appraisal drilling on the block and is conducting pre-development planning for additional phases of development.
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
4.  Hess Midstream LP
At March 31, 2025, Hess Midstream LP, a variable interest entity that is fully consolidated by Hess Corporation, had liabilities totaling $3,711 million (December 31, 2024: $3,652 million) that are on a non-recourse basis to Hess Corporation, while Hess Midstream LP assets available to settle the obligations of Hess Midstream LP included cash and cash equivalents totaling $6 million (December 31, 2024: $4 million), property, plant and equipment, net with a carrying value of $3,324 million (December 31, 2024: $3,325 million) and an equity-method investment in the Little Missouri 4 (LM4) gas processing plant with a carrying value of $86 million (December 31, 2024: $87 million). At March 31, 2025, we have an approximate 38% consolidated ownership interest in Hess Midstream LP on an as-exchanged basis, primarily through our ownership of Class B units in Hess Midstream Operations LP (HESM Opco), the operating subsidiary of Hess Midstream LP, which are exchangeable into Class A shares of Hess Midstream LP on a one-for-one basis.
LM4 is a 200 million standard cubic feet per day gas processing plant located south of the Missouri River in McKenzie County, North Dakota, that was constructed as part of a 50/50 joint venture between Hess Midstream LP and Targa Resources Corp. Hess Midstream LP has a natural gas processing agreement with LM4 under which it pays a processing fee and reimburses LM4 for its proportionate share of electricity costs. The processing fees included in Operating costs and expenses in the Statement of Consolidated Income for the three months ended March 31, 2025 were $8 million (2024 Q1: $7 million).
During the first quarter of 2025, Hess Midstream LP completed an underwritten secondary public equity offering of 12.7 million (2024 Q1: 11.5 million) Hess Midstream LP Class A shares held by an affiliate of Global Infrastructure Partners (GIP). Hess Corporation did not receive any proceeds from this public equity offering. As this transaction did not result in a change in Hess Corporation’s ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, this transaction resulted in an increase in Noncontrolling interests due to an increase in deferred tax assets of $129 million (2024 Q1: $94 million) resulting from a step-up in the tax basis of Hess Midstream LP’s investment in HESM Opco.
During the first quarter of 2025, HESM Opco repurchased 2.6 million (2024 Q1: 2.8 million) HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $100 million (2024 Q1: $100 million), which was financed using borrowings under HESM Opco’s revolving credit facility. As Hess Corporation participated in this repurchase only to the extent necessary to maintain its current ownership interest in Hess Midstream LP on a consolidated basis, there was no adjustment to Noncontrolling interests resulting from changes to ownership interests. However, the repurchase resulted in an increase in Noncontrolling interests due to an

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
increase in deferred tax assets of $12 million (2024 Q1: $9 million) resulting from an adjustment in the carrying value of Hess Midstream LP’s investment in HESM Opco without a corresponding adjustment in the tax basis. The proceeds paid to GIP of $62 million (2024 Q1: $62 million) reduced Noncontrolling interests.
5.  Accrued Liabilities
Accrued Liabilities consisted of the following:

	March 31, 2025	December 31, 2024

	(In millions)
Accrued capital expenditures	$801	$726
Accrued operating and marketing expenditures	537	584
Accrued payments to royalty and working interest owners	178	186
Accrued interest on debt	122	141
Current portion of asset retirement obligations	82	81
Accrued compensation and benefits	66	199
Other accruals	151	25
Total Accrued Liabilities	$1,937	$1,942
6.  Debt
In the first quarter of 2025, HESM Opco issued $800 million aggregate principal amount of 5.875% fixed-rate senior unsecured notes due 2028 in a private offering. The notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries and the indenture for the notes contain covenants that are substantially similar to the covenants contained in the indentures for the other existing HESM Opco fixed-rate senior unsecured notes. Proceeds from these notes were used to redeem HESM Opco’s outstanding $800 million aggregate principal amount of 5.625% fixed-rate senior unsecured notes due 2026.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.  Revenue
Revenue from contracts with customers on a disaggregated basis was as follows (in millions):

	Exploration and Production				Midstream	Eliminations	Total
	United States	Guyana	Malaysia and JDA	E&P Total

Three Months Ended March 31, 2025
Sales of net production volumes:
Crude oil revenue	$745	$1,149	$4	$1,898	$—	$—	$1,898
Natural gas liquids revenue	171	—	—	171	—	—	171
Natural gas revenue	73	—	182	255	—	—	255
Sales of purchased oil and gas	556	24	—	580	—	—	580
Third-party services	—	—	—	—	7	—	7
Intercompany revenue	—	—	—	—	374	(374)	—
Total sales (a)	1,545	1,173	186	2,904	381	(374)	2,911
Other operating revenues (b)	—	—	—	—	1	—	1
Total sales and other operating revenues	$1,545	$1,173	$186	$2,904	$382	$(374)	$2,912
Three Months Ended March 31, 2024
Sales of net production volumes:
Crude oil revenue	$789	$1,510	$29	$2,328	$—	$—	$2,328
Natural gas liquids revenue	153	—	—	153	—	—	153
Natural gas revenue	48	—	211	259	—	—	259
Sales of purchased oil and gas	533	30	—	563	—	—	563
Third-party services	—	—	—	—	5	—	5
Intercompany revenue	—	—	—	—	350	(350)	—
Total sales (a)	1,523	1,540	240	3,303	355	(350)	3,308
Other operating revenues (b)	—	—	—	—	1	—	1
Total sales and other operating revenues	$1,523	$1,540	$240	$3,303	$356	$(350)	$3,309
(a)Guyana crude oil revenue includes $133 million of revenue from non-customers for the three months ended March 31, 2025 (2024 Q1: $252 million).
(b)Other operating revenues are not a component of revenues from contracts with customers.
There have been no significant changes to contracts with customers or the composition thereof during the three months ended March 31, 2025.  At March 31, 2025 and December 31, 2024, there were no contract assets or liabilities.
8. Retirement Plans
Components of net periodic benefit cost (income) consisted of the following:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Service cost	$12	$10
Interest cost (a)	25	23
Expected return on plan assets (a)	(38)	(38)
Amortization of unrecognized net actuarial losses (a)	2	—
Net periodic benefit cost (income)	$1	$(5)
(a)  These other components of net periodic benefit cost (income) included in Other, net in the Statement of Consolidated Income was $(11) million for the three months ended March 31, 2025 compared with $(15) million for the three months ended March 31, 2024.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9. Weighted Average Common Shares
The Net income and weighted average number of common shares used in the basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net income attributable to Hess Corporation:
Net income	$522	$1,067
Less: Net income attributable to noncontrolling interests	92	95
Net income attributable to Hess Corporation	$430	$972
Weighted average number of common shares outstanding:
Basic	307.4	306.4
Effect of dilutive securities
Restricted common stock	0.5	0.4
Stock options	0.5	0.6
Performance share units	0.2	0.5
Diluted	308.6	307.9
The following table summarizes the number of antidilutive shares excluded from the computation of diluted shares:

	Three Months Ended March 31,
	2025	2024
Restricted common stock	—	174
Stock options	186,591	189,260
Performance share units	—	—
During the three months ended March 31, 2025, we granted 753,794 shares of restricted stock (2024 Q1: 732,691). There were no performance share units or stock options granted in the three months ended March 31, 2025 and 2024.
 10. Supplementary Cash Flow Information
The following information supplements the Statement of Consolidated Cash Flows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Cash Flows From Operating Activities
Interest paid	$(110)	$(145)
Net income taxes (paid) refunded (a)	(4)	(12)

Cash Flows From Investing Activities
Additions to property, plant and equipment – E&P:
Capital expenditures incurred – E&P	$(1,037)	$(888)
Increase (decrease) in related liabilities	71	(14)
Additions to property, plant and equipment – E&P	$(966)	$(902)

Additions to property, plant and equipment – Midstream:
Capital expenditures incurred – Midstream	$(50)	$(35)
Increase (decrease) in related liabilities	4	(20)
Additions to property, plant and equipment – Midstream	$(46)	$(55)
(a) Does not include the value of the portion of gross production from the Stabroek block used to satisfy the Guyana income tax liability.

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
We are involved in several claims in federal and state courts in North Dakota related to post-production deductions from royalty and working interest payments. In these claims, various royalty and working interest owners assert that we take unauthorized or excessive post-production deductions from royalty or working interest payments for oil and gas gathering, processing and transportation costs and expenses, and they seek reimbursement for allegedly underpaid revenue. It is our position that these costs and expenses are actual, reasonable, necessary, and authorized by the respective leases and North Dakota law. We believe, based on the

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
facts and circumstances of these claims, we have viable defenses. Nevertheless, in recognition of the costs and risks involved with litigation, settlement for some of these claims is under consideration. As of March 31, 2025, we have a reserve of $129 million in Accrued liabilities in our Consolidated Balance Sheet in anticipation of settlement of certain of these claims. For the remaining claims and any unasserted claims, loss is not probable and the ultimate impact on our business or accounts cannot be estimated at this time due to speculative and indeterminate damages.
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
12.  Segment Information
We have two operating segments, Exploration and Production (E&P) and Midstream.  The E&P operating segment explores for, develops, produces, purchases and sells crude oil, NGL and natural gas.  Production operations for the three months ended March 31, 2025 and 2024 were in Guyana, the U.S., Malaysia and the Malaysia/Thailand Joint Development Area (JDA). The Midstream operating segment provides fee-based services, including gathering, compressing and processing natural gas and fractionating NGL; gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play of North Dakota.  All unallocated costs are reflected under Corporate, Interest and Other.
Our Chief Executive Officer is our Chief Operating Decision Maker (CODM). The CODM oversees the drafting of the budget, which is submitted to the board of directors each year for approval, and allocates resources during the budgeting process to our operating segments based on various factors, including project economics and contractual commitments. The CODM assesses performance by monitoring significant changes to the forecast and net income attributable to Hess Corporation for each operating segment.
The following table presents operating segment financial data (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2025
Sales and other operating revenues	$2,904	$8	$—	$—	$2,912
Intersegment revenues	—	374	—	(374)	—
Total sales and other operating revenues	2,904	382	—	(374)	2,912
Less:
Marketing expenses, including purchased oil and gas	599	—	—	(21)	578
Operating costs and expenses	389	86	—	(5)	470
Production and severance taxes	51	—	—	—	51
Midstream tariffs	348	—	—	(348)	—
Exploration expenses, excluding dry holes	55	—	—	—	55
General and administrative expenses	214	7	50	—	271
Depreciation, depletion and amortization	568	51	—	—	619
Provision for income taxes	236	23	—	—	259
Other segment items (a)	10	145	24	—	179
Net income (loss) attributable to Hess Corporation	$434	$70	$(74)	$—	$430

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2024
Sales and other operating revenues	$3,303	$6	$—	$—	$3,309
Intersegment revenues	—	350	—	(350)	—
Total sales and other operating revenues	3,303	356	—	(350)	3,309
Less:
Marketing expenses, including purchased oil and gas	640	—	—	(18)	622
Operating costs and expenses	338	78	—	(4)	412
Production and severance taxes	56	—	—	—	56
Midstream tariffs	328	—	—	(328)	—
Exploration expenses, excluding dry holes	42	—	—	—	42
General and administrative expenses	72	6	46	—	124
Depreciation, depletion and amortization	507	50	—	—	557
Provision for income taxes	334	14	—	—	348
Other segment items (a)	(11)	141	46	—	176
Net income (loss) attributable to Hess Corporation	$997	$67	$(92)	$—	$972
(a)Other segment items include gains on asset sales, other non-operating income, exploratory dry hole costs, interest expense, long-lived asset impairment, and net income (loss) attributable to noncontrolling interests.
The following table presents other segment disclosures (in millions):

	Exploration and Production	Midstream	Corporate, Interest and Other	Eliminations	Total

	(In millions)
For the Three Months Ended March 31, 2025
Interest expense	$—	$58	$34	$—	$92
Capital expenditures	1,037	50	—	—	1,087
For the Three Months Ended March 31, 2024
Interest expense	$—	$49	$64	$—	$113
Capital expenditures	888	35	—	—	923
Identifiable assets by operating segment were as follows:

	March 31, 2025	December 31, 2024

	(In millions)
Exploration and Production	$20,846	$20,593
Midstream	4,459	4,343
Corporate, Interest and Other	1,833	1,615
Total	$27,138	$26,551
Corporate, Interest and Other had interest income of $10 million for the three months ended March 31, 2025 (2024 Q1: $17 million), which is included in Other, net in the Statement of Consolidated Income.

PART I - FINANCIAL INFORMATION (CONT’D.)
HESS CORPORATION AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.  Financial Instruments
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
At March 31, 2025, we had foreign exchange forward contracts and swaps relating to the British Pound and Malaysian Ringgit. The notional amount of these outstanding foreign exchange forward contracts and swaps at March 31, 2025 and December 31, 2024 was $197 million and $189 million, respectively. The fair value of our foreign exchange forward contracts and swaps was an asset of less than $1 million at March 31, 2025 and December 31, 2024.
At March 31, 2025, our total long-term debt, which was substantially comprised of fixed-rate debt instruments, had a carrying value of $8,679 million and a fair value of $8,967 million based on Level 2 inputs in the fair value measurement hierarchy. We also have short-term financial instruments, primarily cash equivalents, accounts receivable and accounts payable, for which the carrying value approximated fair value at March 31, 2025 and December 31, 2024.
14.  Subsequent Events
On May 5, 2025, HESM Opco entered into an unit repurchase agreement to repurchase 5.2 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP for $190 million. In addition, Hess Midstream LP entered into an accelerated share repurchase agreement with a financial institution on May 5, 2025 to repurchase $10 million of Hess Midstream LP publicly traded Class A shares. The accelerated share repurchase transaction is expected to complete in May. Both the Class B unit repurchase and the repurchase of Class A shares are expected to be financed using borrowings under HESM Opco’s revolving credit facility.

PART I - FINANCIAL INFORMATION (CONT'D.)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements and accompanying footnotes for the quarter ended March 31, 2025 included under Item 1. Financial Statements of this Form 10-Q and the audited consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Hess Corporation is a global E&P company engaged in exploration, development, production, transportation, purchase and sale of crude oil, natural gas liquids, and natural gas with production operations located in the United States (U.S.), Guyana, the Malaysia/Thailand Joint Development Area (JDA) and Malaysia. We conduct exploration activities primarily offshore Guyana, in the U.S. Gulf of America, and offshore Suriname. At the Stabroek Block (Hess 30%), offshore Guyana, we and our partners have discovered a significant resource base and are executing a multi-phased development of the block. We currently have three floating production, storage and offloading vessels (FPSO) producing, and plan to have eight FPSOs producing by the end of 2030 with an aggregate expected production capacity of approximately 1.7 million gross barrels of oil per day (bopd). The discovered resources to date on the block are expected to underpin the potential for up to ten FPSOs.
Our Midstream operating segment, which is comprised of Hess Corporation’s approximate 38% consolidated ownership interest in Hess Midstream LP at March 31, 2025, provides fee-based services, including gathering, compressing and processing natural gas and fractionating natural gas liquids (NGL); gathering, terminaling, loading and transporting crude oil and NGL; storing and terminaling propane, and water handling services primarily in the Bakken shale play in the Williston Basin area of North Dakota.
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
First Quarter Results
In the first quarter of 2025, net income was $430 million, compared with $972 million in the first quarter of 2024. Excluding items affecting comparability of earnings between periods detailed on page 23, adjusted net income was $559 million in the first quarter of 2025. The decrease in adjusted after-tax earnings in the first quarter of 2025, compared with the prior-year quarter, primarily reflects lower realized oil selling prices and sales volumes in the first quarter of 2025.
Exploration and Production Results
In the first quarter of 2025, E&P had net income of $434 million, compared with $997 million in the first quarter of 2024. Excluding items affecting comparability of earnings between periods, adjusted net income was $563 million in the first quarter of 2025. Total net production averaged 476,000 barrels of oil equivalent per day (boepd) in the first quarter of both 2025 and 2024. The average realized crude oil selling price was $71.22 per barrel in the first quarter of 2025, compared with $80.06 per barrel in the first quarter of 2024. The average realized NGL selling price in the first quarter of 2025 was $24.08 per barrel, compared with $22.97 per barrel in the prior-year quarter, while the average realized natural gas selling price was $4.89 per thousand cubic feet (mcf) in the first quarter of 2025, compared with $4.62 per mcf in the first quarter of 2024.

PART I - FINANCIAL INFORMATION (CONT'D.)
Overview (continued)
The following is an update of our ongoing E&P activities in the first quarter:
•In North Dakota, net production from the Bakken averaged 195,000 boepd for the first quarter of 2025 (2024 Q1: 190,000 boepd), primarily reflecting increased drilling and completion activity partially offset by the impact of winter weather in the first quarter of 2025. NGL and natural gas volumes received under percentage of proceeds contracts were 19,000 boepd in the first quarter of both 2025 and 2024. During the first quarter of 2025, we operated four rigs and drilled 28 wells, completed 36 wells, and brought 32 new wells online. We plan to continue operating four drilling rigs in 2025, and we forecast net production to be in the range of 210,000 boepd to 215,000 boepd in the second quarter of 2025.
•In the Gulf of America, net production for the first quarter of 2025 averaged 41,000 boepd (2024 Q1: 31,000 boepd), primarily due to start-up of the Pickerel well (Hess 100%) that achieved first production in June 2024 as a tieback to the Tubular Bells production facility.
•At the Stabroek Block (Hess 30%), offshore Guyana, net production totaled 183,000 bopd for the first quarter of 2025 (2024 Q1: 190,000 bopd), primarily due to lower tax barrels in the first quarter of 2025. Net production from Guyana included 20,000 bopd of tax barrels in the first quarter of 2025 (2024 Q1: 33,000 bopd). In the first quarter of 2025, we sold 14 cargos of crude oil from Guyana compared with 15 cargos in the prior-year quarter. We expect to sell 15 cargos of crude oil in the second quarter of 2025. We forecast net production to be approximately 180,000 bopd in the second quarter of 2025, which includes tax barrels of approximately 20,000 bopd.
The fourth and largest oil development on the block to date, Yellowtail, is on track to start-up in the third quarter of 2025 with an initial gross production capacity of approximately 250,000 bopd utilizing the ONE GUYANA FPSO, which arrived offshore Guyana on April 15, 2025. The fifth development, Uaru, was sanctioned in April 2023 with a gross production capacity of approximately 250,000 bopd and first production expected in 2026. The sixth development, Whiptail, was sanctioned in April 2024 with a gross production capacity of approximately 250,000 bopd and first production expected in 2027. A field development plan for the seventh development, Hammerhead, was submitted to the Government of Guyana in March 2025. Pending government and regulatory approval and project sanctioning, the development is anticipated to have a gross production capacity of approximately 150,000 bopd and first production expected in 2029.
•In the Gulf of Thailand, net production from Block A-18 of the JDA averaged 29,000 boepd for the first quarter of 2025 (2024 Q1: 33,000 boepd), including contribution from unitized acreage in Malaysia. Net production from North Malay Basin, offshore Peninsular Malaysia, averaged 28,000 boepd for the first quarter of 2025 (2024 Q1: 32,000 boepd).
The following is an update of significant Midstream activities in the first quarter:
•Hess Midstream LP completed an underwritten secondary public equity offering of 12.7 million Hess Midstream LP Class A shares held by an affiliate of GIP. We did not receive any proceeds from the public equity offering.
•HESM Opco, a consolidated subsidiary of Hess Midstream LP, repurchased 2.6 million HESM Opco Class B units held by affiliates of Hess Corporation and GIP, for which we received proceeds of $38 million.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations
The after-tax income (loss) by major operating activity is summarized below:

	Three Months Ended March 31,
	2025	2024

	(In millions, except per share amounts)
Net Income Attributable to Hess Corporation:
Exploration and Production	$434	$997
Midstream	70	67
Corporate, Interest and Other	(74)	(92)
Total	$430	$972
Net Income Attributable to Hess Corporation Per Common Share:
Basic	$1.40	$3.17
Diluted	$1.39	$3.16
Items Affecting Comparability of Earnings Between Periods
The following table summarizes, on an after-tax basis, items of income (expense) that are included in net income and affect comparability of earnings between periods:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Items Affecting Comparability of Earnings Between Periods, After-Tax:
Exploration and Production	$(129)	$—
Midstream	—	—
Corporate, Interest and Other	—	—
Total	$(129)	$—
The items in the table above are explained on page 23.
Reconciliations of GAAP and non-GAAP measures
The following table reconciles reported net income attributable to Hess Corporation and adjusted net income attributable to Hess Corporation:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Adjusted Net Income Attributable to Hess Corporation:
Net income attributable to Hess Corporation	$430	$972
Less: Total items affecting comparability of earnings between periods, after-tax	(129)	—
Adjusted Net Income Attributable to Hess Corporation	$559	$972
The following table reconciles reported net cash provided by (used in) operating activities and net cash provided by (used in) operating activities before changes in operating assets and liabilities:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net cash provided by (used in) operating activities before changes in operating assets and liabilities:
Net cash provided by (used in) operating activities	$1,401	$885
Changes in operating assets and liabilities	(86)	844
Net cash provided by (used in) operating activities before changes in operating assets and liabilities	$1,315	$1,729

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
Comparison of Results
Exploration and Production
Following is a summarized income statement of our E&P operations:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$2,904	$3,303
Other, net	11	11
Total revenues and non-operating income	2,915	3,314
Costs and Expenses
Marketing, including purchased oil and gas	599	640
Operating costs and expenses	389	338
Production and severance taxes	51	56
Midstream tariffs	348	328
Exploration expenses, including dry holes and lease impairment	76	42
General and administrative expenses	214	72
Depreciation, depletion and amortization	568	507
Total costs and expenses	2,245	1,983
Results of Operations Before Income Taxes	670	1,331
Provision for income taxes	236	334
Net Income Attributable to Hess Corporation	$434	$997
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Selling Prices:  The impact of changes in realized selling prices in the first quarter of 2025 decreased after-tax earnings by approximately $170 million, compared with the corresponding period in 2024. Average selling prices were as follows:

	Three Months Ended March 31,
	2025	2024

Average Selling Prices (a)
Crude Oil – Per Barrel
United States
North Dakota	$67.52	$71.75
Offshore	71.44	75.86
Total United States	68.53	72.58
Guyana	73.03	84.27
Malaysia and JDA	64.05	81.10
Worldwide	71.22	80.06
Natural Gas Liquids – Per Barrel
United States
North Dakota	$24.06	$23.03
Offshore	24.61	21.36
Worldwide	24.08	22.97
Natural Gas – Per Mcf
United States
North Dakota	$2.66	$1.80
Offshore	4.13	2.11
Total United States	2.92	1.85
Malaysia and JDA	6.49	6.49
Worldwide	4.89	4.62
(a)Selling prices in the United States and Guyana are adjusted for certain processing and distribution fees included in Marketing expenses.  Excluding these fees worldwide selling prices for the first quarter of 2025 would be $73.29 (2024 Q1: $83.00) per barrel for crude oil, $24.26 (2024 Q1: $22.98) per barrel for NGLs and $4.99 (2024 Q1: $4.75) per mcf for natural gas.

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Production Volumes:  Our daily worldwide net production was as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Crude Oil – Barrels
United States
North Dakota	87	88
Offshore	30	22
Total United States	117	110
Guyana	183	190
Malaysia and JDA	4	5
Total	304	305
Natural Gas Liquids – Barrels
United States
North Dakota	73	69
Offshore	3	2
Total United States	76	71
Natural Gas – Mcf
United States
North Dakota	212	200
Offshore	45	41
Total United States	257	241
Malaysia and JDA	317	358
Total	574	599
Barrels of Oil Equivalent (a)	476	476

Crude oil and natural gas liquids as a share of total production	80%	79%
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
We forecast total net production to be in the range of 480,000 boepd to 490,000 boepd in the second quarter of 2025.
United States:  North Dakota net production was higher in the first quarter of 2025, compared with the corresponding period in 2024, primarily reflecting increased drilling and completion activity partially offset by the impact of winter weather in the first quarter of 2025. Total offshore net production was higher in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to start-up of the Pickerel well (Hess 100%) that achieved first production in June 2024 as a tieback to the Tubular Bells production facility.
International:  Net production in Guyana was lower in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to lower tax barrels in the first quarter of 2025. Net production from Guyana included 20,000 bopd of tax barrels in the first quarter of 2025 (2024 Q1: 33,000 bopd).

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Sales Volumes:  Lower sales volumes in the first quarter of 2025 decreased after-tax earnings by approximately $90 million, compared with the corresponding period in 2024. Net worldwide sales volumes from Hess net production, which excludes sales volumes of crude oil, NGLs and natural gas purchased from third parties, were as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Crude oil – barrels	25,891	28,053
Natural gas liquids – barrels	7,032	6,650
Natural gas – mcf	51,682	54,495
Barrels of Oil Equivalent (a)	41,537	43,786
Crude oil – barrels per day	288	308
Natural gas liquids – barrels per day	78	73
Natural gas – mcf per day	574	599
Barrels of Oil Equivalent Per Day (a)	462	481
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
Marketing, including Purchased Oil and Gas:  Marketing expense is mainly comprised of costs to purchase crude oil, NGL and natural gas from our partners in Hess operated wells or other third parties, primarily in the United States, and transportation and other distribution costs for U.S. and Guyana marketing activities.  Marketing expense was lower in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to lower prices paid for purchased volumes.
Cash Operating Costs:  Cash operating costs consist of operating costs and expenses, production and severance taxes and E&P general and administrative expenses. Excluding items affecting comparability described in Items Affecting Comparability of Earnings Between Periods on page 23, cash operating costs increased in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to increased maintenance activity in North Dakota and start-up of the Pickerel well (Hess 100%) in June 2024. On a per-unit basis, the increase in cash operating costs in the first quarter of 2025, compared with the corresponding period in 2024, is primarily due to increased maintenance activity in North Dakota.
Midstream Tariffs Expense:  Tariffs expense in the first quarter of 2025 increased, compared with the corresponding period in 2024, primarily due to higher throughput volumes. We estimate Midstream tariffs expense to be in the range of $375 million to $385 million in the second quarter of 2025.
Depreciation, Depletion and Amortization (DD&A):  DD&A expense was higher in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to start-up of the Pickerel well (Hess 100%) in June 2024. On a per-unit basis, the increase in DD&A in the first quarter of 2025, compared with the corresponding period in 2024, was primarily due to start-up of the Pickerel well and new wells and facilities online in Malaysia and JDA in the second half of 2024.
Unit Costs:  Unit cost per boe information is based on total net production volumes and excludes items affecting comparability of earnings as detailed on page 23.  Actual and forecast unit costs per boe are as follows:

	Actual		Forecast range
	Three Months Ended March 31,		Three Months Ended June 30,
	2025	2024	2025
Cash operating costs	$12.27	$10.79	$13.50	—	$13.50
DD&A	13.25	11.71	13.00	—	13.50
Total Production Unit Costs	$25.52	$22.50	$26.50	—	$27.00

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
Exploration Expenses:  Exploration expenses were as follows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Exploratory dry hole costs (a)	$21	$—
Exploration lease impairment	7	3
Geological and geophysical expense and exploration overhead	48	39
Total Exploration Expense	$76	$42
(a)Exploratory dry hole costs in the first quarter of 2025 primarily relate to the Vancouver-1 well in the Gulf of America.
Exploration expenses, excluding dry hole expense, are estimated to be in the range of $50 million to $55 million in the second quarter of 2025.
Income Taxes:  E&P income tax expense was $236 million in the first quarter of 2025 and $334 million in the first quarter of 2024. The decrease in income tax expense in the first quarter of 2025, compared to the prior-year quarter, was primarily due to lower income tax expense in Guyana as a result of lower pre-tax income.
We are generally not recognizing deferred tax benefit or expense in certain countries, primarily the United States (non-Midstream), while we maintain valuation allowances against net deferred tax assets in these jurisdictions in accordance with U.S. generally accepted accounting principles. As of March 31, 2025, we have a valuation allowance in our Consolidated Balance Sheet of $3,765 million, primarily related to the U.S. (non-Midstream) which is in a cumulative loss position.
E&P income tax expense is expected to be in the range of $210 million to $220 million in the second quarter of 2025.
Items Affecting Comparability of Earnings Between Periods:
In the first quarter of 2025, E&P results include a pre-tax charge of $129 million ($129 million after income taxes) for anticipated settlement of legal claims related to post-production gathering, processing and transportation fees in North Dakota, which is recorded to General and administrative expenses in the Statement of Consolidated Income. See Note 11, Guarantees and Contingencies in the Notes to Consolidated Financial Statements.
Midstream
Following is a summarized income statement for our Midstream operations:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Revenues and Non-Operating Income
Sales and other operating revenues	$382	$356
Other, net	5	3
Total revenues and non-operating income	387	359
Costs and Expenses
Operating costs and expenses	86	78
General and administrative expenses	7	6
Interest expense	58	49
Depreciation, depletion and amortization	51	50
Total costs and expenses	202	183
Results of Operations Before Income Taxes	185	176
Provision for income taxes	23	14
Net Income	162	162
Less: Net income attributable to noncontrolling interests	92	95
Net Income Attributable to Hess Corporation	$70	$67
Sales and other operating revenues for the first quarter of 2025 increased, compared with the corresponding period in 2024, primarily due to higher throughput volumes. Operating costs and expenses for the first quarter of 2025 increased, compared with the

PART I - FINANCIAL INFORMATION (CONT'D.)
Consolidated Results of Operations (continued)
corresponding period in 2024, as a result of the higher throughput volumes. Interest expense for the first quarter of 2025 increased, compared with the corresponding period in 2024, primarily due to $600 million 6.500% fixed-rate senior unsecured notes issued in May 2024. Provision for income taxes for the first quarter of 2025 increased, compared with the corresponding period in 2024, primarily due to increased ownership of HESM Opco by Hess Midstream LP following the equity offerings and unit repurchase transactions in 2024 and 2025.
Net income attributable to Hess Corporation from the Midstream segment is estimated to be approximately $75 million in the second quarter of 2025.
Corporate, Interest and Other
The following table summarizes Corporate, Interest and Other expenses:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Corporate and other expenses, net	$40	$28
Interest expense	83	87
Less: Capitalized interest	(49)	(23)
Interest expense, net	34	64
Corporate, Interest and Other expenses before income taxes	74	92
Provision for income taxes	—	—
Net Corporate, Interest and Other expenses after income taxes	$74	$92
Corporate and other expenses, net were higher in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to lower interest income. Interest expense, net was lower in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to higher capitalized interest associated with the Yellowtail, Uaru, and Whiptail development projects in Guyana.
Second quarter 2025 corporate and other expenses, net are expected to be approximately $30 million, and interest expense, net is expected to be in the range of $25 million to $30 million in the second quarter of 2025.
Other Items Potentially Affecting Future Results
Our future results may be impacted by a variety of factors, including but not limited to, volatility in the selling prices of crude oil, NGLs and natural gas, reserve and production changes, asset sales, impairment charges and exploration expenses, industry cost inflation and/or deflation, changes in foreign exchange rates and income tax rates, changes in deferred tax asset valuation allowances, the effects of weather, crude oil storage capacity, political risk, environmental risk and catastrophic risk. For a more comprehensive description of the risks that may affect our business, see Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.
Liquidity and Capital Resources
The following table sets forth certain relevant measures of our liquidity and capital resources:

	March 31, 2025	December 31, 2024

	(In millions, except ratio)
Cash and cash equivalents (a)	$1,324	$1,171
Current portion of long-term debt	25	23
Total debt (b)	8,679	8,578
Total equity	12,385	12,003
Debt to capitalization ratio for debt covenants (c)	27.8%	28.3%
(a)Includes $7 million of cash and cash equivalents attributable to our Midstream segment at March 31, 2025 (December 31, 2024: $5 million) of which $6 million is held by Hess Midstream LP at March 31, 2025 (December 31, 2024: $4 million).
(b)Includes $3,572 million of debt outstanding from our Midstream segment at March 31, 2025 (December 31, 2024: $3,472 million) that is non-recourse to Hess Corporation.
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

PART I - FINANCIAL INFORMATION (CONT'D.)
Liquidity and Capital Resources (continued)
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net cash provided by (used in):
Operating activities	$1,401	$885
Investing activities	(1,010)	(958)
Financing activities	(238)	(177)
Net Increase (Decrease) in Cash and Cash Equivalents	$153	$(250)
Operating activities:  Net cash provided by operating activities was $1,401 million in the first quarter of 2025 (2024 Q1: $885 million), while net cash provided by operating activities before changes in operating assets and liabilities was $1,315 million in the first quarter of 2025, which includes a charge for items affecting comparability of $129 million for accrued legal claims in North Dakota (2024 Q1: $1,729 million). Net cash provided by operating activities before changes in operating assets and liabilities decreased in the first quarter of 2025, compared with the corresponding period in 2024, primarily due to lower realized oil selling prices and sales volumes in the first quarter of 2025. Changes in operating assets and liabilities in the first quarter of 2025 increased cash flow from operating activities by $86 million. Changes in operating assets and liabilities in the first quarter of 2024 reduced cash flow from operating activities by $844 million primarily due to an increase in accounts receivable related to Guyana oil liftings, and a decrease in accrued liabilities which included a payment in connection with a legal settlement related to our former downstream business, HONX, Inc.
Investing activities:  Additions to property, plant and equipment of $1,012 million in the first quarter of 2025 were up $55 million, compared with the corresponding period in 2024, primarily due to higher development activities in Guyana.
Financing activities: Common stock dividends paid were $157 million in the first quarter of 2025 (2024 Q1: $137 million). Net borrowings (repayments) of debt with maturities of 90 days or less related to the HESM Opco revolving credit facility, which was used primarily to finance the repurchase of HESM Opco Class B units in the first quarter of both 2025 and 2024. Borrowings and repayments of debt with maturities of greater than 90 days in 2025 related to our Midstream operating segment. See Note 6, Debt in the Notes to Consolidated Financial Statements. Net cash outflows to noncontrolling interests were $156 million in the first quarter of 2025 (2024 Q1: $151 million) which included $62 million paid to GIP (2024 Q1: $62 million) for the repurchase by HESM Opco of GIP-owned Class B units.
Future Capital Requirements and Resources
At March 31, 2025, we had $1.3 billion in cash and cash equivalents, excluding Midstream, and total liquidity, including available committed credit facilities, of approximately $4.6 billion. Our E&P capital and exploratory expenditures are forecast to be approximately $4.5 billion in 2025. In 2025, based on current forward strip crude oil prices, we expect cash flow from operating activities and cash and cash equivalents at March 31, 2025 will be sufficient to fund our capital investment and capital return programs. Depending on market conditions, we may take any of the following steps, or a combination thereof, to improve our liquidity and financial position: reduce the planned capital program and other cash outlays, including dividends, pursue asset sales, borrow against our committed revolving credit facility, or issue debt or equity securities. These actions are subject to certain limitations under the Merger Agreement. See Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks related to the Merger.

PART I - FINANCIAL INFORMATION (CONT'D.)
Future Capital Requirements and Resources (continued)
The table below summarizes the capacity, usage, and available capacity for borrowings and letters of credit under committed and uncommitted credit facilities at March 31, 2025:

	Expiration Date	Capacity	Borrowings	Letters of Credit Issued	Total Used	Available Capacity

		(In millions)
Hess Corporation
Revolving credit facility	July 2027	$3,250	$—	$—	$—	$3,250
Committed lines	Various (a)	75	—	9	9	66
Uncommitted lines	Various (a)	76	—	76	76	—
Total - Hess Corporation		$3,401	$—	$85	$85	$3,316
Midstream
Revolving credit facility (b)	July 2027	$1,000	$128	$—	$128	$872
Total - Midstream		$1,000	$128	$—	$128	$872
(a)Committed and uncommitted lines have expiration dates through 2026.
(b)This credit facility may only be utilized by HESM Opco and is non-recourse to Hess Corporation.
Hess Corporation:
Senior unsecured fixed-rate public notes:
The indentures for the Corporation’s fixed-rate senior unsecured notes limit the ratio of secured debt to Consolidated Net Tangible Assets (as that term is defined in the indentures) to 15%. As of March 31, 2025, Hess Corporation was in compliance with this financial covenant.
Credit facility:
The revolving credit facility can be used for borrowings and letters of credit. Borrowings on the facility will generally bear interest at 1.400% above SOFR, though the interest rate is subject to adjustment based on the credit rating of the Corporation’s senior, unsecured, non-credit enhanced long-term debt. The revolving credit facility is subject to customary representations, warranties, customary events of default and covenants, including a financial covenant limiting the ratio of Total Consolidated Debt to Total Capitalization of the Corporation and its consolidated subsidiaries to 65%, and a financial covenant limiting the ratio of secured debt to Consolidated Net Tangible Assets of the Corporation and its consolidated subsidiaries to 15% (as these capitalized terms are defined in the credit agreement for the revolving credit facility). As of March 31, 2025, Hess Corporation was in compliance with these financial covenants.
We have a shelf registration under which we may issue additional debt securities, warrants, common stock or preferred stock.
Midstream:
Senior unsecured fixed-rate public notes:
In the first quarter of 2025, HESM Opco issued $800 million aggregate principal amount of 5.875% fixed-rate senior unsecured notes due 2028 in a private offering. Proceeds from these notes were used to redeem HESM Opco’s outstanding $800 million aggregate principal amount of 5.625% fixed-rate senior unsecured notes due 2026.
HESM Opco’s senior unsecured notes are guaranteed by certain of HESM Opco’s direct and indirect wholly owned material domestic subsidiaries. These senior unsecured notes are non-recourse to Hess Corporation. Each of the indentures for HESM Opco’s senior unsecured notes contains customary covenants that restrict Hess Midstream LP’s ability and the ability of its restricted subsidiaries to (i) declare or pay any dividend or make any other restricted payments; (ii) transfer or sell assets or subsidiary stock; (iii) incur additional debt; or (iv) make restricted investments, unless, at the time of and immediately after giving pro forma effect to such restricted payments and any related incurrence of indebtedness or other transactions, no default has occurred and is continuing or would occur as a consequence of such restricted payment and if the Leverage Ratio (as that term is defined in the indentures) does not exceed 4.25 to 1.00. As of March 31, 2025, Hess Midstream LP was in compliance with all debt covenants under the indentures.

PART I - FINANCIAL INFORMATION (CONT'D.)
Future Capital Requirements and Resources (continued)
Credit facilities:
At March 31, 2025, HESM Opco had $1.4 billion of senior secured syndicated credit facilities, consisting of a $1.0 billion revolving credit facility and a $400 million term loan facility. Borrowings under the term loan facility will generally bear interest at SOFR plus an applicable margin ranging from 1.650% to 2.550%, while the applicable margin for the syndicated revolving credit facility ranges from 1.375% to 2.050%. Pricing levels for the facility fee and interest-rate margins are based on HESM Opco’s ratio of total debt to EBITDA (as defined in the credit facilities). If HESM Opco obtains an investment grade credit rating, the pricing levels will be based on HESM Opco’s credit ratings in effect from time to time. The credit facilities contain covenants that require HESM Opco to maintain a ratio of total debt to EBITDA (as defined in the credit facilities) for the prior four fiscal quarters of not greater than 5.00 to 1.00 as of the last day of each fiscal quarter (5.50 to 1.00 during the specified period following certain acquisitions) and, prior to HESM Opco obtaining an investment grade credit rating, a ratio of secured debt to EBITDA for the prior four fiscal quarters of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter. HESM Opco was in compliance with these financial covenants at March 31, 2025. The credit facilities are secured by first-priority perfected liens on substantially all of the assets of HESM Opco and its direct and indirect wholly owned material domestic subsidiaries, including equity interests directly owned by such entities, subject to certain customary exclusions. At March 31, 2025, borrowings of $128 million were drawn under HESM Opco’s revolving credit facility, and borrowings of $380 million, excluding deferred issuance costs, were drawn under HESM Opco’s term loan facility. Borrowings under these credit facilities are non-recourse to Hess Corporation.
Credit Ratings:
All three major credit rating agencies that rate the senior unsecured debt of Hess Corporation have assigned an investment grade credit rating. At March 31, 2025, our credit ratings were BBB- at S&P Global Ratings, Baa3 at Moody’s Investors Service, and BBB at Fitch Ratings. Subsequent to the announcement of the Merger all three agencies placed our credit ratings on review for positive action in connection with the Merger.
At March 31, 2025, HESM Opco’s senior unsecured debt is rated BB+ by S&P Global Ratings and Fitch Ratings, and Ba2 by Moody’s Investors Service.
Market Risk Disclosures
We are exposed in the normal course of business to commodity risks related to changes in the prices of crude oil and natural gas, as well as changes in interest rates and foreign currency values.  See Note 13, Financial Instruments, in the Notes to Consolidated Financial Statements.
We have outstanding foreign exchange contracts with notional amounts totaling $197 million at March 31, 2025 that are used to reduce our exposure to fluctuating foreign exchange rates for various currencies. The change in fair value of foreign exchange contracts from a 10% strengthening or weakening in the U.S. Dollar exchange rate is estimated to be a gain or loss of approximately $20 million at March 31, 2025.
At March 31, 2025, our long-term debt, which was substantially comprised of fixed-rate instruments, had a carrying value of $8,679 million and a fair value of $8,967 million.  A 15% increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $390 million or $420 million, respectively, at March 31, 2025.  Any changes in interest rates do not impact our cash outflows associated with fixed-rate interest payments or settlement of debt principal, unless a debt instrument is repurchased prior to maturity.

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

PART I - FINANCIAL INFORMATION (CONT'D.)
Cautionary Note Regarding Forward-Looking Statements (continued)
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
•rating agency actions and Chevron’s and Hess’ ability to access short and long-term debt markets on a timely and affordable basis; and
•other factors described in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and any additional risks described in our other filings with the Securities and Exchange Commission.
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
Item 4.   Controls and Procedures.
Based upon their evaluation of the Corporation’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025, John B. Hess, Chief Executive Officer, and John P. Rielly, Chief Financial Officer, concluded that these disclosure controls and procedures were effective as of March 31, 2025.
There was no change in internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 in the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
Item 1A. Risk Factors.
Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 includes certain risk factors that could materially affect our business, financial condition, or future results. Those risk factors have not materially changed.

PART II - OTHER INFORMATION (CONT'D.)
Item 2. Share Repurchase Activities.
Our share repurchases for the quarter ended March 31, 2025, were as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b) (In millions)
January	—	$—	—	$1,000
February	—	—	—	1,000
March	47,656	143.34	—	1,000
Total	47,656	$143.34	—
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
Item 5. Other Information.
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART II - OTHER INFORMATION (CONT'D.)
Item 6.   Exhibits.

Exhibits
31(1)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
31(2)	Certification required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR 240.15d-14(a)).
32(1)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
32(2)#	Certification required by Rule 13a-14(b) (17 CFR 240.13a-14(b)) or Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101(INS)	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101(SCH)	Inline XBRL Taxonomy Extension Schema Document.
101(CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101(LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101(PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101(DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HESS CORPORATION
(REGISTRANT)

By	/s/ John B. Hess
JOHN B. HESS
CHIEF EXECUTIVE OFFICER

By	/s/ John P. Rielly
JOHN P. RIELLY
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER

Date: May 8, 2025